Form 10-Q
period 1996-03-31
HOME STATE HOLDINGS INC
filed 1996-05-15
CIK 906524

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 1996
                                   ----------------

                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                           to
                              ---------------------------  -------------------

Commission file Number:     0-22016
                        ------------------------------------------------------


                          HOME STATE HOLDINGS, INC.
- ------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


Delaware                                                13-3429087
- ------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

           Three South Revmont Drive, Shrewsbury, New Jersey  07702
- ------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (908) 935-2600
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      x       No           .
     ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         On May 14, 1996, there were outstanding 5,660,000 shares of Common Stock, $.01 par value, of the registrant.

                                    PART I

                            FINANCIAL INFORMATION





ITEM 1 - FINANCIAL STATEMENTS

                                                             Page
                                                             ----

Condensed Consolidated Balance Sheets.....................     3


Condensed Consolidated Statements of Income...............     5


Condensed Consolidated Statements of Cash Flows...........     6


Notes to Condensed Consolidated Financial Statements......     7

                          HOME STATE HOLDINGS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                                ASSETS                                              March 31,              December 31,
                                                                                       1996                    1995
                                                                                   (Unaudited)
                                                                                  ------------             ------------
Investments
     Fixed maturity securities held -to- maturity, at amortized cost
          (market value  $63,614,912 and $65,472,575, respectively)                $62,677,368             $64,115,137
     Fixed maturity securities available for sale, at market
          value (amortized cost $11,185,465 and $11,385,460)                        11,322,292              11,523,142
     Short term investments at cost, which approximates market                       5,787,511               3,157,274
                                                                                  ------------            ------------
                    Total investments                                               79,787,171              78,795,553

Cash and cash equivalents                                                           14,532,027               9,544,021
Premiums receivable                                                                 58,690,842              40,068,207
Reinsurance recoverable                                                             77,837,632              50,580,799
Prepaid reinsurance premium                                                         42,036,744              35,486,986
Finance notes receivable                                                            14,146,097               1,966,643
Salvage and subrogation receivable                                                   4,638,920               2,971,663
Deferred policy acquisition costs                                                    8,829,287               7,086,287
Investment in mutual insurance company, at cost                                      4,500,000               4,500,000
Furniture and equipment (at cost (less accumulated depreciation
     and amortization of $912,701 and $732,342)                                      3,147,432               3,058,802
Income taxes recoverable                                                               267,551                 973,963
Deferred tax assets, net                                                             2,466,320               1,889,685
Other assets                                                                         7,190,577               3,598,729
                                                                                  ------------            ------------
                    Total assets                                                  $318,070,600            $240,521,338
                                                                                  ------------            ------------
                                                                                  ------------            ------------



          See notes to condensed consolidated financial statements.

                          HOME STATE HOLDINGS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------


           LIABILITIES AND STOCKHOLDERS' EQUITY                                     March 31,              December 31,
                                                                                       1996                    1995
                                                                                   (Unaudited)
                                                                                  ------------             ------------
Insurance losses and loss adjustment expense reserves                             $123,423,678              $95,790,019
Unearned premiums                                                                   92,720,717               71,291,232
Reinsurance balance payable                                                         19,350,538                8,532,721
Accrued expenses and other liabilities                                              16,597,566                3,203,092
Excess of fair value over cost of business acquired                                  2,885,998                3,053,076
Subordinated notes payable, net of original issue discount                          16,320,000               16,300,000
Notes payable, Bank                                                                  5,900,000                2,000,000
Minority interest                                                                    1,298,972                1,298,972
                                                                                  ------------             ------------
                    Total liabilities                                              278,497,469              201,469,112
                                                                                  ------------             ------------
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value; 100,000 shares authorized
          and none issued and outstanding                                                   --                       --
     Common stock, $.01 par value; (10,000,000 shares
          authorized, 5,660,000 shares issued and outstanding)                          56,600                   56,600
     Additional paid-in capital                                                     20,973,463               20,973,463
     Unrealized depreciation of fixed maturity securities available for
          sale, net of deferred taxes                                                  (39,723)                 (57,704)
     Retained earnings                                                              18,582,791               18,079,867
                                                                                  ------------             ------------
                    Total stockholders' equity                                      39,573,131               39,052,226
                                                                                  ------------             ------------
                    Total liabilities and stockholders' equity                    $318,070,600             $240,521,338
                                                                                  ------------             ------------
                                                                                  ------------             ------------

           See notes to condensed consolidated financial statements.

                          HOME STATE HOLDINGS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               -------------------------------------------

                                                                     Three Months Ended
                                                              --------------------------------
                                                                           March 31,
                                                              --------------------------------
                                                                 1996                 1995
                                                              -------------       ------------
                                                              (Unaudited)          (Unaudited)
                                                              -------------       ------------
Revenues:
     Net premiums earned                                       $23,445,823          $8,698,493
     Recoveries on reinsurance premiums                          1,681,032             612,893
     Net investment income                                       1,024,976             686,434
     Financial services group income                               872,532             647,664
     Other income                                                   66,619             137,704
     Net realized capital gains (losses)                            (2,092)             95,083
                                                                ----------          ----------
                    Total revenues                              27,088,890          10,878,271
                                                                ----------          ----------

Expenses:
     Insurance losses and loss adjustment expenses              20,483,939           6,690,868
     General and administrative expenses,
          principally acquisition costs                          5,418,366           2,295,538
     Interest expense                                              557,931             505,875
                                                                ----------          ----------
                    Total expenses                              26,460,236           9,492,281
                                                                ----------          ----------
Income before income taxes and minority interest                   628,654           1,385,990
Income taxes                                                       125,730             350,334
Minority interest                                                       --              11,000
                                                                ----------          ----------
Net income                                                        $502,924          $1,024,656
                                                                ----------          ----------
Net income per common share                                          $0.09               $0.18
                                                                ----------          ----------
Weighted average number of common shares                         5,666,992           5,693,425
                                                                ----------          ----------
                                                                ----------          ----------

           See notes to condensed consolidated financial statements.

                          HOME STATE HOLDINGS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

                                                                         Three Months Ended
                                                                 ---------------------------------
                                                                              March 31,
                                                                 ---------------------------------
                                                                   1996                   1995
                                                                 ---------------------------------
                                                                             (Unaudited)
                                                                 ---------------------------------
Net cash from operating activities                               $14,451,151            $6,276,761
Investing activities:
     Purchase of investment securities                            (6,749,659)          (10,843,746)
     Proceeds from sale/maturity of fixed maturity
         investments, held-to-maturity                             5,585,322             5,681,963
     Proceeds from sale/maturity of fixed maturity
         investments, available-for-sale                             200,000                    --
     Purchase of Merchant Bakers, net of cash acquired                    --             2,803,758
     Purchase of notes receivable                                         --               113,052
     Purchase of furniture and equipment                            (219,354)             (125,931)
                                                                 -----------            ----------


               Net cash used in investing activities              (1,183,691)           (2,370,904)
                                                                 -----------            ----------

Financing activities:

     Proceeds from notes payable, net                              3,900,000                    --
     Purchase of financing note receivables                      (12,179,454)           (3,023,035)
                                                                 -----------            ----------

               Net cash used in financing activities              (8,279,454)           (3,023,035)
                                                                 -----------            ----------

Net increase in cash and cash equivalents                          4,988,006               882,822
Cash and cash equivalents, beginning of year                       9,544,021             6,182,811
                                                                 -----------            ----------

Cash and cash equivalents, end of period                         $14,532,027            $7,065,633
                                                                 -----------            ----------

Cash paid during the period for income taxes                            $ --              $560,000
                                                                 -----------            ----------

Cash paid during the period for interest                            $538,000              $483,000
                                                                 -----------            ----------


           See notes to condensed consolidated financial statements.

                          HOME STATE HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.     GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. Interim results are not necessarily indicative of the results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and related notes thereto, included in the Annual Report of Home State Holdings, Inc. (the "Company") on Form 10-K for the year ended December 31, 1995.

2.     FINANCING NOTE RECEIVABLES

Insurance premium finance notes typically do not exceed twelve months. Premium finance charges are earned, beginning with the effective month of the policy, over the applicable installment period and reflected in income using the sum-of-the-months-digits method, a method that provides results that are not materially different from the effective interest method. Accordingly, unearned premium finance charges are established for the unamortized portion of finance charges applicable to the premium finance note receivables.

3.     ACQUISITION

On March 2, 1995, the New York State Insurance Department (the "Superintendent") approved the acquisition of control of Merchant Bakers (which had been managed by the Company since December 28, 1992) by the Company pursuant to a Plan of Conversion (the "Plan"), converting Merchant Bakers from a mutual to a stock insurance company. The closing of this transaction occurred on March 31, 1995, and has been accounted for as a purchase, and accordingly, the net assets and results of operations of Merchant Bakers are included in the financial statements beginning March 31, 1995. A portion of the purchase price has been allocated to the assets and liabilities of Merchant Bakers' eligible policy holders in satisfaction of their equitable interests in Merchant Bakers. The Company, at the date of acquisition, had $6.0 million in surplus notes issued by Merchant Bakers and accrued interest related to such surplus notes of $439,000. Two million dollars of these notes were converted to Merchant Bakers common stock and additional paid-in capital on March 31, 1995. The remaining $4.0 million of notes and the accrued interest, which have been eliminated in consolidation, will be converted to additional paid-in capital upon approval by the Superintendent. The fair value of net assets acquired exceeded the cost by $3.6 million, which has been included in "excess of fair value over cost of business acquired" on the consolidated balance sheets, and is being amortized straight line over a five year period.

The following unaudited pro forma information shows the results of the Company's operations as if the purchase of Merchant Bakers had been made as of January 1, 1995. Total revenues, net include and net income per share at March 31, 1995 was $16.6 million, $1.9 million and $0.34, respectively.

ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

The winter storms of 1995-96 produced one of the worst first quarter catastrophic losses ever recorded by the property and casualty industry. Particularly affected were insurers like Home State with significant concentrations of insured risks in the Northeast. These storms resulted in more than $2.5 billion of industry- wide losses and contributed to the negative impact on the Company's first quarter operating results, particularly with respect to physical damage and liability claims.

In 1996, the inclusion of Home Mutual Insurance Company of Binghamton, NY ("Home Mutual") in an insurance pooling arrangement with New York Merchant Bakers Insurance Company ("Merchant Bakers") magnified the effects of the difficult winter on the Company's first quarter results. Home Mutual, which writes primarily personal lines insurance predominantly in upstate New York, has been a managed affiliate of the Company since the purchase of $4.5 million of Home Mutual surplus notes in 1993. The geographic concentration of Home Mutual's business in the heavily affected areas, contributed significantly to the negative impact on Home Mutual's earnings, which impact has in turn been substantially realized by the Company.

Gross premiums written by the Company increased from $17.5 million in the first quarter of 1995 to $62.9 million in the comparable period of 1996, of which $35.4 million represents Merchant Bakers. The Company's net earned premiums increased 169% from $8.7 million in the first quarter of 1995 to $23.4 million in the comparable period of 1996, of which $8.3 million represents Merchant Bakers. The increase in net earned premiums resulted from increased premium writings throughout 1995 and the inclusion of Merchant Bakers.

Recoveries on reinsurance premiums increased from $613,000 in the first quarter of 1995 to $1.7 million in the comparable period of 1996. This increase is a direct result of an increase in ceded earned premium volume as well as physical damage quota share adjustments. Recoveries on reinsurance premiums was negatively impacted due to increased reserve development on losses ceded to reinsurers.

Net investment income increased from $687,000 in the first quarter of 1995 to $1.0 million in the comparable period of 1996. The increase in net investment income was primarily a result of an increase in invested assets as well as the inclusion of Merchant Bakers. Cash and invested assets was $93.5 million as of March 31, 1996 compared to $71.2 million as of March 31, 1995, primarily as a result of the inclusion of Merchant Bakers and additional cash flows provided by operating activities.

The Company had $95,000 of realized gains from the sale of securities in the first quarter of 1995 as compared to $2,000 of realized losses in the comparable period of 1996. The realized loss in 1996 was derived from the call of one fixed maturity investment.

Income from the Company's financial services subsidiaries, consisting primarily of reinsurance brokerage fees, financing revenue and management fees increased from $648,000 in the first quarter of 1995 to $873,000 in the comparable period of 1996. The financial services group is comprised of Aspen Intermediaries, Inc., which provides reinsurance brokerages services; Tower Hill, Inc., which provides premium finance services; and HSIM L.L.C. (as successor to Home State Insurance Management, Inc.) which provides certain administrative services. Aspen's reinsurance brokerages fees increased to $674,000 in the first quarter of 1996 from $358,000 in the comparable period
of 1995.   Tower Hill received $198,000 in financing income in the first quarter of  1996 from $65,000 in the comparable period of 1995.

Other income, consisting primarily of book rollover fees decreased from $137,000 in the first quarter of 1995 to $66,000 in the comparable period of 1996. Book rollover fees were $105,000 in the first quarter of 1995 and zero in the comparable period of 1996.

Insurance losses and loss adjustment expenses increased from $6.7 million in the first quarter of 1995 to $20.5 million in the comparable period of 1996, of which $7.9 million represents Merchant Bakers, primarily as a result of the blizzard of 1996 and the eleven other winter storms in the Northeast, as well as an increase in volume and risks assumed under premiums in force. Consequently, the GAAP loss ratio increased to 82% in the first quarter of 1996 compared to 72% in the first quarter of 1995.

The GAAP expense ratio increased to 23% in the first quarter of 1996 from 22% in the comparable period of 1995. The Company has experienced an increase in its overall operating expenses in the first quarter of 1996 as compared to the first quarter of 1995 largely to support the expansion of the Company's markets for personal and commercial automobile business.

Interest expense increased to $557,000 in the first quarter of 1996 from $505,000 in the comparable period of 1995 due to the interest expense related to the bank credit facilities which were initially drawn down in late 1995.

Tax expense decreased from $350,000 in the first quarter of 1995 to $126,000 in the comparable period of 1996 due primarily to an increase in the ratio of tax free income to taxable income. Accordingly, the Company's effective tax rate decreased from 25% in the first quarter of 1995 to 20% in the comparable period of 1996.

Net income decreased from $1.0 million in the first quarter of 1995 to $502,000 in the comparable period of 1996 and the Company's GAAP combined ratio increased from 94% in the first quarter of 1995 to 105% in the comparable period of 1996 as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

From its inception until the Company's 1993 initial public offering (the "IPO"), the Company's operations were primarily funded by private placements of equity and convertible debt securities and subsequently by cash flow from operations. Since the IPO until the last quarter of 1995, the Company's operations have been financed by cash flow and IPO proceeds. In October 1994, the Company completed a private placement of $17.0 million of subordinated notes and warrants (the "Private Placement"). The subordinated notes were issued as part of a financing strategy to provide additional funds for the Company's growth. In 1996, the Company negotiated a $18.0 million line of credit ($13.0 million in favor of Tower Hill, its premium finance subsidiary and $5.0 million for use by the Company). At March 31, 1996 $5.0 million and $900,000 had been drawn down by the Company and Tower Hill, respectively.

For the three months ended March 31, 1996, cash flow from operations increased to $14.5 million as compared to $6.3 million for the three months ended March 31, 1995.

The Company believes that cash flow, remaining Private Placement proceeds and its corporate and premium finance lines of credit would be sufficient to fund current liquidity requirements and capital needs during the remainder of 1996. The Company's insurance subsidiaries are subject to certain restrictions on their ability to transfer funds to the parent company in the form of cash dividends, loans or advances without regulatory approval. These restrictions, described below, are not expected to impair the ability of the Company to meet its cash obligations. However, to the extent the Company seeks to increase the capital of its insurance subsidiaries, make acquisitions or pursue additional business opportunities, additional financing is likely to be
required.   Accordingly, the Company is actively exploring financing
alternatives which could take the form of a convertible debt or equity security. There can, however, be no assurance that the Company will obtain financing on terms it deems acceptable.

Purchases of investment securities were $00.0 million for the three months ended March 31, 1996. These purchases were primarily funded by operations and by proceeds from the maturity of investments of $0.0 million. For the comparable period in 1995, $10.8 million was used for the purchase of investment securities, which was primarily funded by proceeds from the sale/maturity of investments of $5.7 million.

The Company maintains a significant portion of its assets in high quality,
fixed income investments with  relatively short maturities.   An increase in
interest rates will generally cause a decline in the market value of fixed income securities although presenting the opportunity to reinvest proceeds from maturing securities at higher yields. A decline in interest rates may result over time in lower yields as the proceeds from maturing securities are reinvested although this may be offset by increases in the market value of fixed income investments with longer maturities. Because of the relatively short maturities of the Company's investments, the Company does not anticipate changes in interest rates which will materially affect its liquidity and capital resources.

                                   PART II
                              OTHER INFORMATION
                              -----------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - None.
(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.



                             CAUTIONARY STATEMENT
                             --------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor"
for forward-looking statements.   This Form 10-Q, any Form 10-K, Form 8-K or
any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (include storms and catastrophes), the legal environment, the uncertainties of the reserving process and the competitive environment in which the Company operates. The words "believe," "expect," "anticipate," "project," "plan," "expect" and similar expressions identify
forward-looking statements.   Readers are cautioned not to place undue reliance
on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          HOME STATE HOLDINGS, INC.
                                 (Registrant)


Date:     May 15, 1996             By: /s/ ROBERT ABIDOR
          ------------------          ---------------------
                                   Robert Abidor
                                   President and
                                   Chief Executive Officer


Date:     May 15, 1996             By: /s/ KENNETH E. EDWARDS
          ------------------          ---------------------
                                   Kenneth E. Edwards
                                   Senior Vice President - Finance