Form 10-Q
period 1996-06-30
HOME STATE HOLDINGS INC
filed 1996-08-19
CIK 906524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           June 30, 1996
                               -----------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------   ---------------------

Commission file Number:    0-22016
                       --------------

                            HOME STATE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                           13-3429087
- -------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

             Three South Revmont Drive, Shrewsbury, New Jersey 07702
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (908) 935-2600
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      x          No
   -------------      --------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  On August 14, 1996, there were outstanding 5,660,000 shares of Common Stock,
                       $.01 par value, of the registrant.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                                                                          Page

Condensed Consolidated Balance Sheets.......................................3


Condensed Consolidated Statements of Operations.............................5


Condensed Consolidated Statements of Cash Flows.............................6


Notes to Condensed Consolidated Financial Statements........................7

                            HOME STATE HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                           ASSETS                                                   June 30,        December 31,
                                                                                      1996             1995
                                                                                  ------------      ------------
                                                                                   (Unaudited)
                                                                                  ------------
Investments
     Fixed maturity securities available for sale, at market
          value (amortized cost $10,686,476 and $11,385,460, respectively)        $ 10,749,971      $ 11,523,142

     Fixed maturity securities held-to-maturity, at amortized cost
          (market value $67,950,686 and $65,472,575, respectively)                  67,776,433        64,115,137

     Common stocks, at market value                                                    367,322              --

     Short term investments at cost, which approximates market                       5,816,429         3,157,274
                                                                                  ------------      ------------

                    Total investments                                               84,710,155        78,795,553

Cash and cash equivalents                                                           14,459,299         9,544,021

Premiums receivable                                                                 44,411,532        40,068,207

Reinsurance recoverable                                                             72,066,088        50,580,799

Prepaid reinsurance premium                                                         45,118,758        35,486,986

Salvage and subrogation receivable                                                   4,960,636         2,971,663

Deferred policy acquisition costs                                                   10,029,287         7,086,287

Premium financing notes receivable                                                  12,691,985         1,966,643

Investment in mutual insurance company, at cost                                      4,970,000         4,500,000

Furniture and equipment (at cost less accumulated depreciation
     and amortization of $1,068,140 and $732,342)                                    3,664,938         3,058,802

Income taxes recoverable, net                                                        4,427,477           973,963

Deferred tax assets, net                                                             2,414,309         1,889,685

Other assets                                                                         6,102,511         3,598,729
                                                                                  ------------      ------------
                    Total assets                                                  $310,026,975      $240,521,338
                                                                                  ============      ============


            See notes to condensed consolidated financial statements.

                            HOME STATE HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                       LIABILITIES AND STOCKHOLDERS' EQUITY                          June 30,          December 31,
                                                                                       1996               1995
                                                                                   ------------      -------------
                                                                                    (Unaudited
                                                                                   ------------

Insurance losses and loss adjustment expense reserves                              $128,412,636      $  95,790,019

Unearned premiums                                                                    94,750,896         71,291,232

Reinsurance balance payable                                                          12,229,857          8,532,721

Accrued expenses and other liabilities                                                5,795,265          3,203,092

Excess of fair value of acquired net assets over cost                                 1,503,705          3,053,076

Subordinated notes payable, net of original issue discount                           16,340,000         16,300,000

Notes payable, bank                                                                  15,200,000          2,000,000

Minority interest                                                                     1,255,016          1,298,972
                                                                                   ------------      -------------
                    Total liabilities                                               275,487,375        201,469,112
                                                                                   ------------      -------------
Commitments and contingencies

Stockholders' equity

     Preferred stock, $.01 par value; 100,000 shares authorized
          and none issued and outstanding                                                  --                 --

     Common stock, $.01 par value; (10,000,000 shares
          authorized, 5,660,000 shares issued and outstanding)                           56,600             56,600

     Additional paid-in capital                                                      20,973,463         20,973,463

     Unrealized appreciation (depreciation) of fixed maturities available for
          sale,  net of taxes                                                            41,907            (57,704)

     Retained earnings                                                               13,467,630         18,079,867
                                                                                   ------------      -------------
                    Total stockholders' equity                                       34,539,600         39,052,226
                                                                                   ------------      -------------
                    Total liabilities and stockholders' equity                     $310,026,975      $ 240,521,338
                                                                                   ============      =============


            See notes to condensed consolidated financial statements.

                            HOME STATE HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended               Six Months End
                                                                     June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                               1996            1995           1996            1995
                                                          ------------     -----------    ------------     -----------
                                                          (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)

Revenues:

     Net premiums earned                                  $ 25,576,848     $14,674,599    $ 49,022,671     $23,373,092

     Recoveries on reinsurance premiums                        433,542       1,234,931       2,114,574       1,847,824

     Net investment income                                   1,061,004         880,722       2,085,980       1,567,156

     Financial services group income                         1,095,744         813,041       1,970,031       1,458,848

     Other income (expense), net                               (45,316)        115,887         184,548         255,448

     Net realized capital gains (losses)                        (1,994)         68,210          (4,086)        163,293
                                                          ------------     -----------    ------------     -----------
                    Total revenues                          28,119,828      17,787,390      55,373,718      28,665,661
                                                          ------------     -----------    ------------     -----------

Expenses:

     Insurance losses and loss adjustment expenses          31,387,527      12,144,869      51,871,466      18,835,737

     Underwriting, general and administrative expenses,
       principally acquisition costs                         5,358,978       3,342,037      10,942,344       5,587,575

     Interest expense                                          698,065         511,625       1,255,996       1,017,500
                                                          ------------     -----------    ------------     -----------
                    Total expenses                          37,444,570      15,998,531      64,069,806      25,440,812
                                                          ------------     -----------    ------------     -----------
Income (loss) before income tax (benefit) and
    minority interest                                       (9,324,742)      1,788,859      (8,696,088)      3,224,849

Income tax (benefit)                                        (4,165,625)        537,152      (4,039,895)        937,486

Minority interest                                              (43,956)         21,000         (43,956)         32,000
                                                          ------------     -----------    ------------     -----------
               Net income (loss)                          $ (5,115,161)    $ 1,230,707    $ (4,612,237)    $ 2,255,363
                                                          ============     ===========    ============     ===========

Net income (loss) per common share and common share
    equivalent                                            $      (0.90)    $      0.22    $      (0.81)    $      0.40
                                                          ============     ===========    ============     ===========

Weighted average number of common shares and common
    share equivalents outstanding                            5,660,000       5,660,000       5,660,000       5,660,000
                                                          ============     ===========    ============     ===========



            See notes to condensed consolidated financial statements.
                                       5

                            HOME STATE HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                            June 30,
                                                                  -------------------------------
                                                                     1996                1995
                                                                  ------------       ------------
                                                                            (Unaudited)


Net cash from operating activities                                $  9,811,342       $ 10,489,395
                                                                  ------------       ------------
Investing activities:

         Purchase of investment securities                         (13,058,288)       (15,675,556)

         Proceeds from sale/maturity of fixed maturity
              investments, held-to-maturity                          6,966,822          6,417,975

         Proceeds from sale/maturity of fixed maturity
              investments, available-for-sale                          500,000          6,000,000

         Investment in mutual company                                 (470,000)              --

         Purchase of common stocks                                    (367,322)              --

         Purchase of Merchant Bakers, net of cash acquired                --             (726,764)

         Purchase of notes receivable                                     --              113,052

         Purchase of furniture and equipment                          (941,934)          (228,410)
                                                                  ------------       ------------
                        Net cash used in investing activities       (7,370,722)        (4,099,703)
                                                                  ------------       ------------

Financing activities:

         Purchase of premium financing note receivables            (10,725,342)        (4,802,989)

         Net borrowings on notes payable - bank                     13,200,000               --
                                                                  ------------       ------------

                        Net cash used in financing activities        2,474,658         (4,802,989)
                                                                  ------------       ------------

Net increase in cash and cash equivalents                            4,915,278          1,586,703

Cash and cash equivalents, beginning of year                         9,544,021          6,182,811
                                                                  ------------       ------------
Cash and cash equivalents, end of period                          $ 14,459,299       $  7,769,514
                                                                  ============       ============

Cash paid during the period for income taxes                              --         $  1,810,000
                                                                  ============       ============
Cash paid during the period for interest                          $  1,255,996       $    997,500
                                                                  ============       ============

            See notes to condensed consolidated financial statements.

                            HOME STATE HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of financial position and results of operations, have been made. Interim results are not necessarily indicative of the results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and related notes thereto, included in the Annual Report of Home State Holdings, Inc. (the "Company") on Form 10-K for the year ended December 31, 1995.


2.       PREMIUM FINANCING NOTES RECEIVABLE

         Insurance premium finance notes typically do not exceed twelve months. Premium finance charges are earned, beginning with the effective month of the policy, over the applicable installment period and reflected in income using the sum-of-the-months-digits method, a method that provides results that are not materially different from the effective interest method. Accordingly, unearned premium finance charges are established for the unamortized portion of finance charges applicable to the premium financing notes receivable.


3.       NOTES PAYABLE - BANK

         The Company maintains an $18.0 million revolving credit facility with a bank, of which $15.2 million was outstanding as of June 30, 1996. The credit line bears interest at the bank's libor rate which approximated 8.00% at June 30, 1996. Interest is payable on a monthly basis.


4.       INVESTMENT IN MUTUAL INSURANCE COMPANY

         In the second quarter of 1996, the Company purchased an additional $470,000 of Home Mutual surplus notes. The Company has not received and does not accrue interest income on these notes.


5.       ACQUISITION

         On March 2, 1995, the New York State Insurance Department (the "Superintendent") approved the acquisition of control of Merchant Bakers (which had been managed by the Company since December 28, 1992) by the Company pursuant to a Plan of Conversion (the "Plan"), converting Merchant Bakers from a mutual to a stock insurance company. The closing of this transaction occurred on March 31, 1995, and has been accounted for as a purchase, and accordingly, the net assets and results of operations of Merchant Bakers are included in the financial statements beginning March 31, 1995. A portion of the purchase price has been allocated to the assets and liabilities of Merchant Bakers' eligible policy holders in satisfaction of their equitable interests in Merchant Bakers. The Company, at the date of acquisition, had $6.0 million in surplus notes issued by Merchant Bakers and accrued interest related to such surplus notes of $439,000. Two million dollars of these notes were converted to Merchant Bakers common stock and additional paid-in capital on March 31, 1995. The remaining $4.0 million of notes and the accrued interest, which have been eliminated in consolidation, will be converted to additional paid-in capital upon approval by the Superintendent. The fair value of net assets acquired exceeded the cost by $3.6 million, which has been included in "excess of fair value over cost of business acquired" on the consolidated balance sheets, and was being amortized straight line over a five year period.

         During the second quarter of 1996, the Company reviewed the excess of fair value of acquired net assets over cost, after considering the effects of increased provisions for net loss and LAE reserves recorded during the quarter. As a result of this review, the Company reduced the amortization period of the excess from five years to three years and accelerated the related amortization during the quarter ended June 30, 1996, recognizing a benefit of $1.5 million or $0.26 per share, net of taxes. The remaining unamortized balance of the excess will be ratably amortized through December 31, 1997.

         The following unaudited pro forma information reports the results of the Company's operations as if the purchase of Merchant Bakers had been made as of January 1, 1995. Total revenues, net income and net income per share for the six months ending June 30, 1995 on a pro forma basis would have been $34.4 million, $3.8 million and $0.68, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Three months ended June 30, 1996 compared to three months ended June 30, 1995.

During the second quarter, the Company undertook a detailed assessment of its loss reserve assumptions supporting ultimate loss ratios in light of adverse development occurring in 1996 on its auto liability lines of business. Management performed the reserve analysis in conjunction with the stated desire of the Board of Directors to strengthen loss and loss adjustment expense ("LAE") reserves given the continuing adverse loss reserve development, severe winter storm losses in 1996, rapid growth in the Company's premium volume and continuing price competition in the Company's commercial auto lines. This review was conducted with the assistance of the Company's external actuaries and newly hired internal actuary with the express goal of increasing the level of conservatism in the Company's loss and LAE reserve estimates in light of these factors. Expected loss ratios for new business have been similarly adjusted to reflect current reserving trends.

As a result of this review, during the second quarter of 1996, the Company increased its insurance loss and LAE reserves by $7.5 million or $1.32 per share, after taxes. In addition, the Company increased its estimates of direct and ceded losses, recognizing a decrease in recoveries on reinsurance premiums in the amount of $610,000 or $0.11 per share, after taxes. After the effects of the increase in the loss and LAE reserves and the reduction in estimated recoveries on reinsurance premium reserves, the GAAP loss ratio was 121%.

The Company also reviewed the excess of fair value of acquired net assets over cost, related to the 1995 acquisition of Merchant Bakers (the "excess"), in light of the increased provision for net loss and LAE reserves. As a result of this review, the Company reduced the amortization period of the excess from five years to three years and accelerated the related amortization during the quarter ended June 30, 1996, recognizing a benefit of $1.5 million or $0.26 per share, net of taxes. The remaining unamortized balance of the excess will be ratably amortized through December 31, 1997.

The Company has received letters of intent to buy $10,000,000 of Cumulative Preferred Stock and Warrants, in the amount of $5,000,000 to each by Swiss Reinsurance America Corporation ("Swiss Re") and Reliance Insurance Company ("Reliance"). The preferred stock will carry a dividend rate of 7.5% and will have warrants attached entitling each of Swiss Re and Reliance to purchase 670,000 shares of the Company's common stock at an exercise price of $9.50, which represents a 33% premium over the most recent market price for the Company's common stock. The sale is subject to negotiation and execution of binding agreements. In addition, Swiss Re will acquire the discretionary right to purchase an additional $5,000,000 Cumulative Preferred Stock and Warrants within six months of the initial closing and will be provided with representation on Home State's Board of Directors.

The Company also expects to seek to complete the placement of an additional $5,000,000 of Cumulative Preferred Stock to bring the total of the offering to $20,000,000. Proceeds of the offerings will be used primarily to increase the capital and surplus of the Company's insurance subsidiaries.

The winter storms of 1995-96 produced one of the worst catastrophic losses ever recorded by the property and casualty industry. Particularly affected were insurers like Home State with significant concentrations of insured risks in the Northeast. These storms caused more than $2.5 billion of industry-wide losses and resulted in increased physical damage and liability claims which impacted the Company's net income and earnings per share by an estimated $1.5 million and $0.27, respectively in the first quarter of 1996 and $660,000 or $0.12, respectively in the second quarter of 1996.

In 1996, the inclusion of Home Mutual Insurance Company of Binghamton, NY ("Home Mutual") in an insurance pooling arrangement with New York Merchant Bakers Insurance Company ("Merchant Bakers") magnified the effects of the difficult winter on the Company's results. Home Mutual, which writes primarily personal lines insurance predominantly in upstate New York, has been a managed affiliate of the Company since the purchase of $4.5 million of Home Mutual surplus notes in 1993. The Company purchased an additional $470,000 surplus note in June, 1996. The geographic concentration of Home Mutual's business in areas most heavily affected by the storms, contributed significantly to the negative impact on Home Mutual's earnings, which impact has in turn been substantially realized by the Company.

Gross premiums written by the Company increased from $29.6 million in the second quarter of 1995 to $37.8 million in the comparable period of 1996. The Company's net earned premiums increased 74% from $14.7 million in the second quarter of 1995 to $25.6 million in the comparable period of 1996. The increase in net earned premiums resulted from increased writings as well as the pooling of Home Mutual's underwriting results.

Recoveries on reinsurance premiums decreased from $1.2 million in the second quarter of 1995 to $434,000 in the comparable period of 1996, primarily as a result of the $925,000 adjustment taken by the Company during the quarter in conjunction with the loss and LAE reserve adjustment discussed previously.

Net investment income increased from $881,000 in the second quarter of 1995 to $1.1 million in the comparable period of 1996. The increase in net investment income was primarily a result of an increase in invested assets. Cash and invested assets were $99.2 million as of June 30, 1996 compared to $66.2 million as of June 30, 1995.

The Company had $68,000 of realized gains from the sale of securities in the second quarter of 1995 as compared to $2,000 of realized losses in the comparable period of 1996. The realized loss in 1996 was derived from the call of fixed maturity investments.

Income from the Company's financial services subsidiaries, consisting primarily of reinsurance brokerage fees, financing revenue and management fees increased from $813,000 in the second quarter of 1995 to $1.1 million in the comparable period of 1996. The financial services group is comprised of Aspen Intermediaries, Inc. ("Aspen"), which provides reinsurance brokerages services; Tower Hill, Inc. ("Tower Hill"), which provides premium finance services; and HSIM L.L.C. ("HSIM") which provides certain administrative services to the Company. Aspen's reinsurance brokerages fees increased to $545,000 in the second quarter of 1996 from $393,000 in the comparable period of 1995. Tower Hill earned $549,000 in financing income in the second quarter of 1996 compared to $193,000 in the second quarter of 1995. HSIM earned $225,000 in management fees from Home Mutual in the second quarter of 1995 compared to no such fees in the second quarter of 1996.

Other income or expense, net, decreased from income of $116,000 in the second quarter of 1995 (and consisted primarily of book rollover fees) to expenses of $45,000 in the comparable period of 1996 (consisting primarily of premium receivable write-offs).

Insurance losses and LAE increased from $12.1 million in the second quarter of 1995 to $31.4 million in the comparable period of 1996, as a result of the aforementioned $11.3 million reserve adjustment ($7.5 million, net of taxes), in addition to the increase in volume and risks assumed under premiums in force. Consequently, the GAAP loss ratio increased to 121% in the second quarter of 1996 compared to 76% in the second quarter of 1995.

The Company's GAAP expense ratio increased to 24% in the second quarter of 1996 from 23% in the first quarter of 1996 and 21% in the comparable period of 1995. The Company reduced its ceding commission rates under its new reinsurance agreements effective for 1996 which has the effect of increasing net commission expenses. Additionally, the Company entered into a service agreement to sell its assigned risk business at Home Mutual which has resulted in a shift of expenses from losses to underwriting expense. The associated expense for servicing this business is now being reflected in the statement of operations as a result of the pooling agreement entered into in 1996 between Home Mutual and Merchant Bakers.

Interest expense increased to $698,000 in the second quarter of 1996 from $512,000 in the comparable period of 1995 due to the interest expense related to the bank credit facilities. During the second quarter of 1996, the Company drew down $9.3 million to fund its increased premium financing operations. These lines of credit carried an average interest rate of approximately 8% during the quarter.

Tax expense decreased from $537,000 in the second quarter of 1995 to a tax benefit of $4.2 million in the comparable period of 1996 due primarily to the increase in the loss and LAE reserves. Accordingly, the Company's effective tax rate decreased from 30.0% in the second quarter of 1995 to a 44.7% tax benefit rate in the comparable period of 1996.

Net income decreased from $1.2 million in the second quarter of 1995 to a net loss of $5.1 million in the comparable period of 1996 and the Company's GAAP combined ratio increased from 97% in the second quarter of 1995 to 145% in the comparable period of 1996 as a result of the factors noted above.

Six months ended June 30, 1996 compared to six months ended June 30, 1995.

Gross premiums written by the Company increased from $47.1 million in the first six months of 1995 to $99.8 million in the comparable period of 1996. The Company's net earned premiums increased 109% from $23.4 million in the six months ended June 30, 1995 to $49.0 million in the comparable period of 1996. The increase in net earned premiums resulted from increased premium writings and the inclusion of Merchant Bakers for the full six months of 1996 and the Home Mutual business assumed under the 1996 pooling arrangement.

Net investment income increased from $1.6 million in the first six months of 1995 to $2.1 million in the comparable period of 1996. The increase in net investment income was primarily a result of an increase in invested assets and the inclusion of Merchant Bakers for the full six months of 1996.

The Company had $163,000 of realized gains from the sale of securities in the first six months of 1995 as compared to $4,000 of realized losses in the comparable period of 1996. The realized gains in 1995 were derived primarily from the sale of U.S. Treasury Note investments.

Recoveries on reinsurance premiums increased from $1.8 million in the first six months of 1995 to $2.1 million in the comparable period of 1996. This increase is a direct result of the inclusion of Merchant Bakers for the full six months of 1996 and an increase in ceded earned premium volume offset by increased loss reserve development on prior year risks ceded to reinsurers and the adjustment to loss and LAE reserves previously discussed.

Income of the financial services subsidiaries increased from $1.5 million in the first six months of 1995 to $2.0 million in the comparable period of 1996. This increase is primarily attributable to the expansion of the Company's premium financing operations and increased ceded premiums subject to brokerage fees. Aspen earned reinsurance brokerage fees of $749,000 in the first six months of 1995 as compared to $1.2 million in the comparable period of 1996. HSIM earned $450,000 in management fees from Home Mutual in the first six months of 1995 as compared to zero in the comparable period of 1996 and Tower Hill earned $193,000 in financing income in the first six months of 1995 as compared to $748,000 for the first six months of 1996.

Other income, net, decreased from $255,000 in the first six months of 1995 to $185,000 in the comparable period of 1996. In 1995, other income consisted primarily of book rollover fees. In 1996, other income consists primarily of finance and service charges earned, offset by premium receivable write-offs.

Insurance losses and loss adjustment expenses increased from $18.8 million in the first six months of 1995 to $51.9 million in the comparable period of 1996, primarily as a result of an increase in volume and risks assumed under premiums in force, the inclusion of Merchant Bakers and Home Mutual pooled results for the full six months of 1996 and the aforementioned reserve adjustment. The GAAP loss ratio increased to 101% in the first six months of 1996 compared to 75% in the comparable period of 1995.

The GAAP expense ratio increased to 24% in the first six months of 1996 from 22% in the comparable period of 1995. The Company reduced its ceding commission rates under its new reinsurance agreements effective for 1996 which has the effect of increasing net commission expenses. Additionally, the Company entered into a service agreement to sell its assigned risk business at Home Mutual which has resulted in a shift of expenses from losses to underwriting expense. The associated expense for servicing this business is now being reflected in the statement of operations as a result of the pooling agreement entered into in 1996 between Home Mutual and Merchant Bakers.

Interest expense amounted to $1.3 million in the first six months of 1996 as compared to $1.0 million for the first six months of 1995 as a result of the increased use of the Company's and Tower Hill's bank credit facilities to support the growth of the premium financing business. During the first six months of 1996, the Company drew down $13.2 million to fund such growth.

Tax expense decreased from $937,000 in the first six months of 1995 to a tax benefit of $4.0 million in the comparable period of 1996 due primarily to the increase in the loss and loss adjustment expense reserve. The Company's effective tax rate decreased from 29.1% in the first six months of 1995 to a 46.5% tax benefit rate in the comparable period of 1996.

Net income was $2.3 million in the first six months of 1995 compared to a net loss of $4.6 million in the first six months of 1996, and the Company's GAAP combined ratio increased from 97% in the first six months of 1995 to 125% in the comparable period of 1996 as a result of the factors noted above.

Liquidity and Capital Resources
From its inception until the Company's 1993 initial public offering (the "IPO"), the Company's operations were primarily funded by private placements of equity and convertible debt securities and subsequently by cash flow from operations. Since the IPO, until the last quarter of 1994, the Company's operations have been financed by cash flow and IPO proceeds. In October 1994, the Company completed a private placement of $17.0 million of subordinated notes and warrants (the "Private Placement"). The subordinated notes were issued as part of a financing strategy to provide additional funds for the Company's growth. In 1996, the Company negotiated a $18.0 million line of credit ($13.0 million in favor of Tower Hill, its premium finance subsidiary and $5.0 million for use by the Company). At June 30, 1996, $5.0 million and $10.2 million had been drawn down by the Company and Tower Hill, respectively.

For the six months ended June 30, 1996, cash flow from operations decreased to $9.8 million as compared to $10.5 million for the six months ended June 30, 1995.

The Company believes that cash flow, remaining Private Placement proceeds and its corporate and premium finance lines of credit with banks would be sufficient to fund current liquidity requirements and capital needs during the remainder of 1996. The Company's insurance subsidiaries are subject to certain restrictions on their ability to transfer funds to the parent company in the form of cash dividends, loans or advances without regulatory approval. These restrictions are not expected to impair the ability of the Company to meet its cash obligations.


The Company has received letters of intent, to buy $10,000,000 of Cumulative Preferred Stock and Warrants ("the Preferred"), in the amount of $5,000,000 by each of Swiss Reinsurance America Corporation ("Swiss Re") and Reliance Insurance Company ("Reliance"). The Preferred will carry a dividend rate of 7.5% and will have warrants attached entitling each of Swiss Re and Reliance to purchase 670,000 shares of the Company's common stock at an exercise price of $9.50, which represents a 33% premium over the most recent market price for the Company's common stock. The sale is subject to negotiation and execution of binding agreements. In addition, Swiss Re will acquire the discretionary right to purchase an additional $5,000,000 Cumulative Preferred Stock and Warrants within six months of the initial closing and will be provided with representation on Home State's Board of Directors. The Company also expects to seek to complete the placement of an additional $5,000,000 of Cumulative Preferred Stock to bring the total of the offering to $20,000,000. Proceeds of the offerings will be used primarily to increase the capital and surplus of the Company's insurance subsidiaries.

Purchases of investment securities were $13.1 million for the six months ended June 30, 1996. These purchases were primarily funded by operations and by proceeds from the maturity of investments of $7.5 million. For the comparable period in 1995, $15.7 million was used for the purchase of investment securities, which was primarily funded by proceeds from the sale/maturity of investments of $12.4 million.

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

                                     PART II
                                OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of stockholders of the Company was held on June 12, 1996 and, following the adjournment thereof, June 14, 1996. At the meeting, Robert Abidor, Michael H. Monier and Harold C. Stowe were elected as Class III Directors, receiving 5,234,171, 5,234,371 and 5,234,371 votes, respectively, with authority to vote withheld on 85,618, 85,418 and 85,418 shares, respectively. The stockholders also ratified the appointment of Coopers & Lybrand, L.L.P., as auditors for the fiscal year ending December 31, 1996 by a vote of 5,313,914 for, 2,775 against and 3,100 abstaining.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         10.1 Agreement between Home State Holdings, Inc. and Robert Abidor dated June 13, 1996.

         27       Financial Data Schedule

(b) Form 8-K dated June 13, 1996 was filed during the quarter ended June 30, 1996 reporting on the resignation of Robert Abidor as President of the Company (Item 5).

                              CAUTIONARY STATEMENT

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


                            HOME STATE HOLDINGS, INC.
                                  (Registrant)



Date:  August 16, 1996                    By: /s/ MARK S. VAUGHN
       ---------------------------           ------------------------
                                              Mark S. Vaughn
                                              Acting President and
                                              Chief Executive Officer



Date:  August 16, 1996                    By: /s/ ERIC A. REEHL
       ---------------------------           -----------------------
                                              Eric A. Reehl
                                              Acting Executive Vice President
                                              and Chief Financial Officer



Date:  August 16, 1996                    By: /s/ KENNETH E. EDWARDS
       ---------------------------           ----------------------------
                                              Kenneth E. Edwards
                                              Senior Vice President - Finance