Form 10-Q
period 1996-09-30
HOME STATE HOLDINGS INC
filed 1996-11-12
CIK 906524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1996
                               ------------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------


Commission file Number:                   0-22016
                       --------------------------------------------------------


                            HOME STATE HOLDINGS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                        13-3429087
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

             Three South Revmont Drive, Shrewsbury, New Jersey 07702
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (908) 935-2600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes   x       No       .
   --------      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  On November 11, 1996, there were outstanding
                   5,660,000 shares of Common Stock, $.01 par
                            value, of the registrant.

                                     PART I

                              FINANCIAL INFORMATION





ITEM 1 - FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets........................................3-4


Condensed Consolidated Statements of Operations..............................  5


Condensed Consolidated Statements of Cash Flows............................... 6


Notes to Condensed Consolidated Financial Statements.......................... 7

                            HOME STATE HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)




                                      ASSETS                                     September 30,         December 31,
                                                                                     1996                  1995
                                                                                 ------------          ------------
                                                                                  (Unaudited)
Investments
     Fixed maturity securities available for sale, at market
          value (amortized cost $8,842 and $11,385, respectively)                   $8,898               $11,523

     Fixed maturity securities held - to - maturity, at amortized cost
          (market value  $69,778 and $65,472, respectively)                         69,474                64,115

     Common stocks, at market value                                                    378                    --

     Short term investments at cost, which approximates market                       8,911                 3,157
                                                                                  --------              --------

                    Total investments                                               87,661                78,795

Cash and cash equivalents                                                            6,956                 9,544

Premiums receivable                                                                 47,774                40,068

Reinsurance recoverable                                                             82,583                50,581

Prepaid reinsurance premium                                                         43,679                35,487

Salvage and subrogation receivable                                                   4,761                 2,972

Deferred policy acquisition costs                                                   10,829                 7,086

Premium financing notes receivable                                                   6,937                 1,967

Surplus notes receivable (at cost, less allowance of $500 and $0,
  respectively)                                                                      4,470                 4,500

Furniture and equipment (at cost less accumulated depreciation
     and amortization of $1,155 and $732)                                            3,967                 3,059

Income taxes recoverable, net                                                        4,674                   974

Deferred tax assets, net                                                             1,948                 1,889

Other assets                                                                         5,746                 3,599
                                                                                  --------              --------

                    Total assets                                                  $311,985              $240,521
                                                                                  ========              ========





            See notes to condensed consolidated financial statements.

                            HOME STATE HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except par value and share amounts)






                       LIABILITIES AND STOCKHOLDERS' EQUITY                      September 30,          December 31,
                                                                                     1996                   1995
                                                                                     ----                   ----
                                                                                  (Unaudited)

Insurance losses and loss adjustment expense reserves                              $138,015                $95,790

Unearned premiums                                                                    92,829                 71,291

Reinsurance balance payable                                                           9,243                  8,533

Accrued expenses and other liabilities                                                6,070                  3,203

Excess of fair value of acquired net assets over cost                                 1,253                  3,053

Subordinated notes payable, net of original issue discount                           16,360                 16,300

Notes payable, bank                                                                  11,275                  2,000

Minority interest                                                                     1,161                  1,299
                                                                                   --------               --------
                    Total liabilities                                               276,206                201,469
                                                                                   --------               --------

Commitments and contingencies

Stockholders' equity

     Preferred stock, $.01 par value; 100,000 shares authorized
         and none issued and outstanding                                                 --                     --

     Common stock, $.01 par value; 10,000,000 shares authorized,
         5,660,000 shares issued and outstanding                                         57                     57

     Additional paid-in capital                                                      20,973                 20,973

     Unrealized appreciation (depreciation) of fixed maturities available for
         sale,  net of taxes                                                            148                   (58)

     Retained earnings                                                               14,601                 18,080
                                                                                   --------               --------

                    Total stockholders' equity                                       35,779                 39,052
                                                                                   --------               --------

                    Total liabilities and stockholders' equity                     $311,985               $240,521
                                                                                   ========               ========






            See notes to condensed consolidated financial statements.

                            HOME STATE HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except earnings per share)



                                                                      Three Months Ended          Nine Months Ended
                                                                        September 30,                September 30,
                                                                   ----------------------------------------------------
                                                                     1996           1995          1996           1995
                                                                   --------       --------      --------       --------
                                                                        (Unaudited)                    (Unaudited)
Revenues:

   Net premiums earned                                            $ 26,437       $ 16,091      $ 75,460       $ 39,464

   Recoveries on reinsurance premiums                                1,485          2,324         3,600          4,172

   Net investment income                                             1,259            850         3,345          2,417

   Financial services group income                                   1,054            831         3,023          2,290

   Other income (expense), net                                        (121)            22            63            278

   Net realized capital gains (losses)                                  (1)            13            (5)           176
                                                                   -------        -------       -------        -------
                    Total revenues                                  30,113         20,131        85,486         48,797
                                                                   -------        -------       -------        -------

Expenses:

   Insurance losses and loss adjustment
      expenses                                                      20,542         13,647        72,413         32,483

   Underwriting expenses, principally
      acquisition costs                                              6,215          3,130        17,557          8,291

   Other general and administrative expenses                         1,182            332           783            758

   Interest expense                                                    777            509         2,033          1,527
                                                                   -------        -------       -------        -------

                    Total expenses                                  28,716         17,618        92,786         43,059
                                                                   -------        -------       -------        -------

Income (loss) before income tax (benefit) and
  minority interest                                                  1,397          2,513        (7,300)         5,738

Income tax (benefit)                                                   213            601        (3,828)         1,539

Minority interest                                                       51              8             7             40
                                                                   -------        -------       -------        -------

     Net income (loss)                                            $  1,133       $  1,904      $ (3,479)      $  4,159
                                                                  ========       ========      ========       ========


 Net income (loss) per common share and common share
   equivalent                                                     $   0.20       $   0.34      $  (0.61)      $   0.74
                                                                  ========       ========      ========       ========

 Weighted average number of common shares
 and common share equivalents outstanding                            5,660          5,660         5,660          5,660
                                                                  ========       ========      ========       ========




            See notes to condensed consolidated financial statements.

                            HOME STATE HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 1996                 1995
                                                                              --------              ------
                                                                                      (Unaudited)
Net cash from operating activities                                              $4,005              $11,561
                                                                                ------              -------
Investing activities:

        Purchase of fixed maturity investment securities                       (14,284)             (23,504)

        Proceeds from sale/maturity of fixed maturity investments,
         available for sale                                                      2,560                5,278

        Proceeds from maturity of fixed maturity investments,
         held to maturity                                                        3,150                4,009

        Purchases of common stock                                                 (378)                  --

        Purchase of surplus note receivable                                       (470)                  --

        Net cash acquired from the purchase of Merchant Bakers                      --                2,714

        Purchase of notes receivable, net                                           --                  113

        Purchase of furniture and equipment                                     (1,330)                (703)
                                                                                ------              -------

                    Net cash used in investing activities                      (10,752)             (12,093)
                                                                                ------              -------

Financing activities:

        Net borrowings on notes payable - bank                                   9,275                2,000

        Purchase of premium financing note receivables, net                     (4,971)              (4,301)

        Redemption of minority interest common stock                              (145)                  --
                                                                                ------              -------

                   Net cash (used in) provided by financing activities           4,159               (2,301)
                                                                                ------              -------

Net decrease in cash and cash equivalents                                       (2,588)              (2,833)

Cash and cash equivalents, beginning of year                                     9,544                6,183
                                                                                ------              -------

Cash and cash equivalents, end of period                                        $6,956               $3,350
                                                                                ======               ======

Cash paid during the period for income taxes                                    $   --               $2,890
                                                                                ======               ======

Cash paid during the period for interest                                        $2,033               $1,466
                                                                                ======               ======


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


2.       PREMIUM FINANCING NOTE RECEIVABLES

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


3.       NOTES PAYABLE - BANK

         The Company maintains an $18.0 million revolving credit facility with a bank, of which $11.3 million was outstanding as of September 30, 1996. The credit line bears interest at the bank's libor rate plus 2% and approximated 8.00% at September 30, 1996. Interest is payable on a monthly basis.


4.       SURPLUS NOTES RECEIVABLE

         The Company holds surplus notes in Home Mutual Insurance Company of Binghamton, NY ("Home Mutual"), aggregating $4.97 million, recorded at cost less a $500,000 valuation allowance at September 30, 1996. The demand notes bear interest and New York Department of Insurance approval is required before any interest and principal can be repaid. Such approval has not been made and accordingly, the Company does not accrue interest on these notes.

         Home Mutual has incurred operating losses for the first nine months of 1996 and as of September 30, 1996, its statutory based surplus is approximately $2.6 million. As a result, the Company recorded a charge to operations of $500,000 during the third quarter of 1996, representing a write down of its surplus notes in Home Mutual to their estimated net realizable value of $4.47 million. The Company is in the process of performing a more definitive determination of net realizable value which may require an additional adjustment to the valuation allowance. The amount of the adjustment, if any, is not yet determinable. This valuation will be based on the net present value of estimated future cash flows and will consider certain new operational strategies recently put into effect at Home Mutual including an 18.2% increase in personal automobile rates approved by the NY Department of Insurance which becomes, effective January
         15, 1997.


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

         During the second quarter of 1996, the Company reviewed the excess of fair value of acquired net assets over cost, after considering the effects of increased provisions for net loss and LAE reserves recorded during that quarter. As a result of this review, the Company reduced the amortization period of the excess from five years to three years and accelerated the related amortization during the quarter ended June 30, 1996, recognizing a benefit of $1.5 million or $0.26 per share, net of taxes. The remaining unamortized balance of the excess is being ratably amortized through December 31, 1997.

         Total revenues, net income and net income per share for the nine months ending September 30, 1995 on a pro forma basis, as if the purchase of Merchant Bakers had been made as of January 1, 1995, would have been $54.5 million, $5.8 million and $1.02, respectively.



6.       SUBSEQUENT EVENT

         On October 4, 1996, the Company completed the sale of 10,000 shares of its Series A Cumulative Voting Preferred Stock (the "Preferred Stock"). Each holder purchased $5,000,000 of the Preferred Stock and one such holder was granted the right to purchase an additional 5,000 shares of Preferred Stock for $5,000,000 at any time until April 4, 1997. Proceeds of the sale were used to increase the surplus of Merchant Bakers.

         Each share of Preferred Stock is entitled to one vote along with the Company's common stock and carries a dividend rate of 7.5%. The Company may call the Preferred Stock for redemption at any time after the fourth anniversary of the closing subject to a declining prepayment penalty. The Preferred Stock must be redeemed at $1,000 per share plus any accumulated dividends in five equal tranches at the 10th through 14th anniversaries of the closing.

         Each share of Preferred Stock carries with it detachable Series A Warrants ("Warrants") to purchase 140 shares of the Company's common stock for $9.50 per share at any time until October 4, 2003. The number of shares of the Company's common stock deliverable upon exercise of the warrants, and the exercise price thereof, are subject to adjustment. If all of the Warrants issued in connection with the $10,000,000 of Preferred Stock issued were to be exercised, the common stock purchased would represent approximately 19.8% of the Company's issued and outstanding common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Three months ended September 30, 1996 compared to three months ended September 30, 1995.

In 1996, New York Merchant Bakers Insurance Company ("Merchant Bakers") entered into a pooling arrangement with Home Mutual Insurance Company of Binghamton, New York ("Home Mutual"), which provides for an 85%/15% sharing of their combined net underwriting results between Merchant Bakers and Home Mutual, respectively. Accordingly, the inclusion of Home Mutual in the pooling arrangement has impacted the Company's results of operations during the three months and nine months ended September 30, 1996. Home Mutual has been a managed affiliate of the Company since the purchase of $4.5 million of Home Mutual surplus notes in 1993. The Company purchased an additional $470,000 surplus note in June 1996.

Home Mutual has incurred operating losses for the first nine months of 1996 and as of September 30, 1996, its statutory based surplus is approximately $2.6 million. As a result, the Company recorded a charge to operations of $500,000 during the third quarter of 1996, representing a write down of its surplus notes in Home Mutual to their estimated net realizable value of $4.47 million. The Company is in the process of performing a more definitive determination of net realizable value which may require an additional adjustment to the valuation allowance. The amount of the adjustment, if any, is not yet determinable. This valuation will be based on the net present value of estimated future cash flows and will consider certain new operational strategies recently put into effect at Home Mutual including an 18.2% increase in personal automobile rates approved by the NY Department of Insurance which becomes effective January 15, 1997.


Gross premiums written by the Company increased 10% from $39.0 million in the third quarter of 1995 to $42.8 million in the comparable period of 1996. The Company's net earned premiums increased 64% from $16.1 million in the third quarter of 1995 to $26.4 million in the comparable period of 1996. The increase in net earned premiums resulted from increased premium volume, as well as the pooling of Home Mutual's underwriting results.

Recoveries on reinsurance premiums decreased from $2.3 million in the third quarter of 1995 to $1.5 million in the comparable period of 1996, primarily as a result of an assessment of loss reserve assumptions and resulting reserve adjustments and increases to estimates of direct and ceded losses made by the Company during the second quarter.

Net investment income increased from $850,000 in the third quarter of 1995 to $1.3 million in the comparable period of 1996. The increase in net investment income was primarily a result of an increase in invested assets. Cash and invested assets were $94.6 million as of September 30, 1996 compared to $81.1 million as of September 30, 1995.

The Company had $13,000 of realized gains from the sale of securities in the third quarter of 1995 as compared to $1,000 of realized losses in the comparable period of 1996. The realized loss in 1996 was derived from the call of fixed maturity investments.

Income from the Company's financial services subsidiaries increased from $831,000 in the third quarter of 1995 to $1.1 million in the comparable period of 1996. The financial services group is comprised of Aspen Intermediaries, Inc. ("Aspen"), which provides reinsurance brokerages services; Tower Hill, Inc. ("Tower Hill"), which provides premium finance services; and HSIM L.L.C. ("HSIM") which provides certain administrative services to the Company. Aspen's reinsurance brokerages fees increased to $565,000 in the third quarter of 1996 from $400,000 in the comparable period of 1995. Tower Hill earned $487,000 in premium financing income in the third quarter of 1996 compared to $205,000 in the third quarter of 1995. HSIM earned $225,000 in management fees from Home Mutual in the third quarter of 1995 compared to no such fees in the third quarter of 1996.

Other income or expense, net, decreased from income of $22,000 in the third quarter of 1995 to expenses of $121,000 in the comparable period of 1996. Expenses in 1996 consisted primarily of premium receivable write-offs.

Insurance losses and LAE increased from $13.6 million in the third quarter of 1995 to $20.5 million in the comparable period of 1996 as a result of the increase in volume and risks assumed under premiums in force, however, the GAAP loss ratio in the third quarter of 1996 remained level with the third quarter of 1995 at 74%.

The Company's GAAP expense ratio increased to 22% in the third quarter of 1996 from 17% in the comparable period of 1995. The increase in the GAAP expense ratio in 1996 is the result of a reduction in the Company's ceding commission rates under its new reinsurance agreements which has the effect of increasing net commission expenses. Additionally, Home Mutual entered into a service agreement to sell its assigned risk business which has resulted in a shift of expenses from losses to underwriting expense. The associated expense for servicing this business is now being reflected in the statement of operations as a result of the pooling agreement entered into in 1996 between Home Mutual and Merchant Bakers.

Interest expense on the Company's subordinated notes payable and notes payable to bank increased to $777,000 in the third quarter of 1996 from $509,000 in the comparable period of 1995 due to the interest expense related to the bank credit facilities. During the third quarter of 1996, the average balance outstanding under the facilities was $13.2 million and was used primarily to support the Company's premium financing operations. These lines of credit carried an average interest rate of approximately 8% during the quarter. These lines of credit were not utilized during the third quarter of 1995.

Tax expense decreased from $601,000 in the third quarter of 1995 to $213,000 in the comparable period of 1996 due primarily to the lower level of pre-tax income and a true-up adjustment to prior year tax accruals. Accordingly, the Company's effective tax rate decreased from 23.9% in the third quarter of 1995 to 15.2% in the comparable period of 1996.

Net income decreased from $1.9 million in the third quarter of 1995 to $1.1 million in the comparable period of 1996 and the Company's GAAP combined ratio increased from 91% in the third quarter of 1995 to 96% in the comparable period of 1996 as a result of the factors noted above.


Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

During the second quarter of 1996, the Company undertook an assessment of its loss reserve assumptions underlying the ultimate loss ratios in light of adverse development occurring in 1996 on its auto liability lines of business. Management performed the assessment in conjunction with the stated desire of the Board of Directors to strengthen loss and loss adjustment expense ("LAE") reserves given the continuing adverse loss reserve development, severe winter storm losses in 1996, rapid growth in the Company's premium volume and continuing price competition in the Company's commercial auto lines. This review was conducted with the assistance of the Company's external actuaries and newly hired internal actuary with the express goal of increasing the level of conservatism in the Company's loss and LAE reserve estimates in light of these factors. Expected loss ratios for new business have been similarly adjusted to reflect current reserving trends.

As a result of this review, during the second quarter of 1996, the Company increased its insurance loss and LAE reserves by $7.5 million or $1.32 per share, after taxes. In addition, the Company increased its estimates of direct and ceded losses, recognizing a decrease in recoveries on reinsurance premiums in the amount of $610,000 or $0.11 per share, after taxes.

The Company also reviewed the excess of fair value of acquired net assets over cost, related to the 1995 acquisition of Merchant Bakers (the "excess"), in light of the increased provision for net loss and LAE reserves. As a result of this review, the Company reduced the amortization period of the excess from five years to three years and accelerated the related amortization during the quarter ended June 30, 1996, recognizing a benefit of $1.5 million or $0.26 per share, net of taxes. The remaining unamortized balance of the excess is being ratably amortized through December 31, 1997.

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

In 1996, the inclusion of Home Mutual in the insurance pooling arrangement with Merchant Bakers magnified the effects of the difficult winter on the Company's results. Home Mutual writes primarily personal lines insurance predominantly in upstate New York. The geographic concentration of Home Mutual's business in areas most heavily affected by the storms, contributed significantly to the negative impact on Home Mutual's earnings, which impact has in turn been substantially realized by the Company.

Gross premiums written by the Company increased from $86.2 million in the first nine months of 1995 to $142.5 million in the comparable period of 1996. The Company's net earned premiums increased 91% from $39.5 million in the nine months ended September 30, 1995 to $75.5 million in the comparable period of 1996. The increase in net earned premiums resulted from increased premium writings and the inclusion of Merchant Bakers for the full nine months of 1996 and the Home Mutual business assumed under the 1996 pooling arrangement.

Net investment income increased from $2.4 million in the first nine months of 1995 to $3.3 million in the comparable period of 1996. The increase in net investment income was primarily a result of an increase in invested assets and the inclusion of Merchant Bakers for the full nine months of 1996.

The Company had $176,000 of realized gains from the sale of securities in the first nine months of 1995 as compared to $5,000 of realized losses in the comparable period of 1996. The realized gains in 1995 were derived primarily from the sale of U.S. Treasury Note investments whereas the net realized losses in 1996 resulted from the call of fixed maturity investments.

Recoveries on reinsurance premiums decreased from $4.2 million in the first nine months of 1995 to $3.6 million in the comparable period of 1996. This decrease is a result of an increase in ceded earned premium volume offset by increased loss reserve development on prior year risks ceded to reinsurers and the adjustment to loss and LAE reserves previously discussed.

Income of the financial services subsidiaries increased from $2.3 million in the first nine months of 1995 to $3.0 million in the comparable period of 1996. This increase is primarily attributable to the expansion of the Company's premium financing operations and increased ceded premiums subject to brokerage fees. Aspen earned reinsurance brokerage fees of $1.1 million in the first nine months of 1995 as compared to $1.8 million in the comparable period of 1996. HSIM earned $675,000 in management fees from Home Mutual in the first nine months of 1995 as compared to zero in the comparable period of 1996 and Tower Hill earned $466,000 in premium financing income in the first nine months of 1995 as compared to $1.2 million for the first nine months of 1996.

Other income, net, decreased from $278,000 in the first nine months of 1995 to $63,000 in the comparable period of 1996. In 1995, other income consisted primarily of book rollover fees. In 1996, other income consisted primarily of finance and service charges earned, offset by premium receivable write-offs.

Insurance losses and loss adjustment expenses increased from $32.5 million in the first nine months of 1995 to $72.4 million in the comparable period of 1996, primarily as a result of an increase in volume and risks assumed under premiums in force, the inclusion of Merchant Bakers and Home Mutual pooled results for the full nine months of 1996 and the aforementioned reserve adjustment. The GAAP loss ratio increased to 92% in the first nine months of 1996 compared to 74% in the comparable period of 1995 as a result of these factors.

The GAAP expense ratio increased to 22% in the first nine months of 1996 from 19% in the comparable period of 1995. The Company reduced its ceding commission rates under its new reinsurance agreements effective for 1996 which has the effect of increasing net commission expenses. Additionally, Home Mutual entered into a service agreement to sell its assigned risk business, which has resulted in a shift of expenses from losses to underwriting expense. The associated expense for servicing this business is now being reflected in the statement of operations as a result of the pooling agreement entered into in 1996 between Home Mutual and Merchant Bakers.

Interest expense amounted to $2.0 million in the first nine months of 1996 as compared to $1.5 million for the first nine months of 1995 as a result of using the Company's and Tower Hill's bank credit facilities to support the growth of the premium financing business. These credit facilities were not utilized during the first nine months of 1995.

Tax expense decreased from $1.5 million in the first nine months of 1995 to a tax benefit of $3.8 million in the comparable period of 1996 due primarily to the increase in the loss and loss adjustment expense reserve and a true-up adjustment to prior year tax accruals. The Company's effective tax rate decreased from 26.8% in the first nine months of 1995 to a 52.4% tax benefit rate in the comparable period of 1996.

Net income was $4.9 million in the first nine months of 1995 compared to a net loss of $3.5 million in the first nine months of 1996, and the Company's GAAP combined ratio increased from 93% in the first nine months of 1995 to 114% in the comparable period of 1996 as a result of the factors noted above.

Liquidity and Capital Resources

From its inception until the Company's 1993 initial public offering (the "IPO"), the Company's operations were primarily funded by private placements of equity and convertible debt securities and subsequently by cash flow from operations. Since the IPO, until the last quarter of 1994, the Company's operations have been financed by cash flow and IPO proceeds. In October 1994, the Company completed a private placement of $17.0 million of subordinated notes and warrants (the "Private Placement"). The subordinated notes were issued as part of a financing strategy to provide additional funds for the Company's growth. In 1996, the Company negotiated a $18.0 million line of credit ($13.0 million in favor of Tower Hill, its premium finance subsidiary and $5.0 million for use by the Company). At September 30, 1996, $5.0 million and $6.3 million had been drawn down by the Company and Tower Hill, respectively.

For the nine months ended September 30, 1996, cash flow from operations decreased to $4.0 million as compared to $11.6 million for the nine months ended September 30, 1995.

On October 4, 1996, the Company completed the sale of 10,000 shares of its Series A Cumulative Voting Preferred Stock (the "Preferred Stock"). Each holder purchased $5,000,000 of the Preferred Stock and one such holder was granted the right to purchase an additional 5,000 shares of Preferred Stock for $5,000,000 at any time until April 4, 1997. See Note 6 to the condensed consolidated financial statements. Proceeds of the sale were contributed to Merchant Bakers to increase Merchant Bakers' surplus.

The Company believes that cash flow from operations, remaining Private Placement proceeds, its corporate and premium finance lines of credit with banks and the proceeds from the sale of Preferred Stock noted above, will be sufficient to fund current liquidity requirements and capital needs during the remainder of 1996. The Company's insurance subsidiaries are subject to certain restrictions on their ability to transfer funds to the parent company in the form of cash dividends, loans or advances without regulatory approval. These restrictions are not expected to impair the ability of the Company to meet its cash obligations.

Purchases of investment securities were $14.3 million for the nine months ended September 30, 1996. These purchases were primarily funded by operations and by proceeds from the maturity of investments of $5.7 million. For the comparable period in 1995, $23.5 million was used for the purchase of investment securities, which was primarily funded by proceeds from the sale/maturity of investments of $9.3 million and cash from operations.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         3.1 By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on October 21, 1996 (the "8-K")).
         4.1 Certificate of Designations, Preferences and Rights of Series A Cumulative Voting Preferred Stock of Registrant. (Incorporated by Reference to Exhibit 4.1 to the 8-K).

         4.2 Form of Class A Warrant issued to Swiss Reinsurance America Corporation. (Incorporated by reference to Exhibit 4.2 to the 8-K).

         4.3 Form of Class A Warrant issued to Reliance Insurance Company. (Incorporated by reference to Exhibit 4.3 to the 8-K).


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1996.


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



                            HOME STATE HOLDINGS, INC.
                                  (Registrant)






Date:  November 12, 1996                     By: /s/ MARK S. VAUGHN
       ---------------------------               ------------------------------
                                                 Mark S. Vaughn
                                                 President and
                                                 Chief Executive Officer






Date:  November 12, 1996                     By: /s/ ERIC A. REEHL
       ----------------------------              ------------------------------
                                                 Eric A. Reehl
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)






Date:  November 12, 1996                     By: /s/ KENNETH E. EDWARDS
       ----------------------------              ------------------------------
                                                 Kenneth E. Edwards
                                                 Senior Vice President - Finance
                                                 (Principal Accounting Officer)