Form 10-K
period 1996-12-31
HOME STATE HOLDINGS INC
filed 1997-04-15
CIK 906524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1996
                         ------------------------------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission File Number:  0-22016
                        ----------


                            HOME STATE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                             13-3429087
---------------------------------                           -------------------
  (State of other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


             Three South Revmont Drive, Shrewsbury, New Jersey 07702
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (908) 935-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: The aggregate market value, computed by reference to the closing price of such stock on April 10, 1997, was $17,648,864.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: On April 14, 1997, there were outstanding 5,660,000 shares of Common Stock, $.01 par value, of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 1997 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. The portions of the Proxy Statement under the headings "Report of the Compensation Committee" and the "Stock Performance Graph" are not incorporated by reference and are not a part of this Form 10-K Report.

                               HOME STATE HOLDINGS, INC.

                                   TABLE OF CONTENTS


                                        PART I
                                                                           Page
                                                                           ----
Item 1.   Business......................................................    4

Item 2.   Properties....................................................   26

Item 3.   Legal Proceedings.............................................   26

Item 4.   Submission of Matters to a Vote of Security Holders...........   26

Item 4A.  Executive Officers of the Registrant..........................   27


                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................   31

Item 6.   Selected Financial Data.......................................   33

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   34

Item 8.   Financial Statements and Supplementary Data...................   41

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   41


                                    PART III

Information required by Items 10 (Directors and Executive Officers of the Registrant) (except as set forth in Item 4A), 11 (Executive
Compensation), 12 (Security Ownership of Certain Beneficial Owners
and Management) and 13 (Certain Relationships and Related
Transactions) are to be set forth in proxy materials ...................   42


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K....................................................   43

                         CAUTIONARY STATEMENT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company (as hereinafter defined) or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail under the caption "Safe Harbor Disclosure" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K and in other documents filed with the Securities and Exchange Commission) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including catastrophes), the legal environment, the uncertainties of the reserving process and the competitive environment in which the Company operates. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

Introduction

     Home State Holdings, Inc. ("the Company") is a property and casualty insurance holding company primarily engaged through its subsidiaries in providing personal and commercial auto insurance in New Jersey, New York, Pennsylvania, Delaware, West Virginia, Georgia, Florida and Connecticut. Through its subsidiaries, the Company specializes in writing personal and commercial automobile insurance products through independent agents.

     The Company has historically employed a three-tiered strategy to pursue growth opportunities in its markets. First, the Company generated significant volume as its "preferred agencies" write standard and preferred auto risks formerly written by assigned risk plans or abandoned by companies exiting the Company's markets; second, the Company selectively acquired renewal rights to books of business from companies exiting these markets; and third, the Company has, through strategic investments, gained entry into new markets, particularly along the Atlantic seaboard. During 1996, the Company re-evaluated its prior growth strategy and has implemented measures to slow the historical rates of expansion within the Company's markets.

     The Company writes standard and preferred personal auto insurance in accordance with its own strict underwriting guidelines; the Company does not write non-standard personal auto insurance. See "- Insurance Underwriting and Pricing." The Company's commercial auto business is focused on providing coverage for public transportation, including school buses, luxury limousines, local charter buses and other non-fleet risks. It does not insure long-haul trucking operations.

     The Company has historically used excess of loss reinsurance in order to achieve its growth objectives. Management has negotiated reinsurance treaties that enabled the Company to leverage its resources in order to write additional risks while maintaining premium to surplus ratios recommended by regulatory authorities and rating agencies. Although a majority of the profits on the ceded premium is retained by reinsurers, the Company receives ceding commissions and profit sharing revenues which provide a means of participating in the profitability of the reinsurance programs. The Company continually evaluates the opportunity to retain a greater portion of ceded premium to reduce reinsurance costs and/or further enhance profitability. The Company has made certain changes in the combined reinsurance program during 1996 for 1997, moving certain classes of liability insurance business from excess of loss to quota share agreements. The historical loss ratio and/or policy limits for these classes are expected to make quota share reinsurance rather than excess of loss reinsurance the most effective means to provide the Company with reinsurance protection. The Company will continue to evaluate the ability to retain additional premiums as its surplus position and access to appropriate reinsurance capacity allow. See "Reinsurance".

     During the second quarter of 1996, the Company noted a significant increase in the volume of reported claims falling below the reinsurance attachment points, over and above the frequency anticipated in its calculation of loss reserves. At the same time, the Company conducted a thorough overall re-evaluation of its business plan and the profitability of the underlying business. As a result, management increased reserves by $12 million in the second quarter, predominantly within IBNR.

     In the remainder of 1996, the Company continued to reassess its current and prior year loss experience. As a result of the reassessment, the Company made significant additional reserve increases in the fourth quarter of 1996, leading to a 1996 loss ratio of 113% and total adverse development of $23 million on 1995 and prior accident year reserves.

     Due to the increase in loss reserves in 1996 and the impact of the loss ratio on reinsurance profit sharing income, the Company incurred a substantial loss in 1996. This loss, and recent actions by the Company, are explained below.

History

     Insurance Companies

     The Company was incorporated in the State of Delaware in 1987 to form, own and operate Home State Insurance Company ("Home State"), which commenced writing auto physical damage insurance (comprehensive and collision) in New Jersey in 1988 and auto liability insurance in 1989. In September 1990 the Company formed Quaker City Holdings, Inc. ("Quaker City Holdings"), which in January 1991 acquired Quaker City Insurance Company ("Quaker City"), at that time a dormant Pennsylvania licensed insurance company. Quaker City re-commenced writing Pennsylvania personal auto insurance in 1991 and, in March 1993, was authorized to write insurance in Delaware. In 1994, Quaker City was authorized to write insurance in Maryland, West Virginia, the District of Columbia and Virginia.

     On December 28, 1992, the Company, Home State and Quaker City loaned $2.0 million to New York Merchant Bakers Insurance Company ("Merchant Bakers"), then a New York mutual property and casualty insurance company. Since that time, directors and officers of the Company or its subsidiaries, who were also policyholders of Merchant Bakers, have constituted seven of thirteen directors of Merchant Bakers. On October 4, 1994, the Company loaned an additional $4.0 million to Merchant Bakers. On March 2, 1995, the New York State Department of Insurance (the "Superintendent") approved the acquisition of control of Merchant Bakers by the Company pursuant to a Plan of Conversion of Merchant Bakers, converting Merchant Bakers from a mutual to a stock insurance company wholly-owned by the Company. During the first six months of 1996, the Company contributed $3.0 million of capital and surplus to Merchant Bakers. In October 1996, the Company contributed an additional $10 million of capital and surplus to Merchant Bakers with funds provided from the private placement of preferred stock and warrants with certain reinsurers of the Company. See "Item 5 - Market for the Registrant's Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities." The additional capital was required in order to maintain regulatory prescribed surplus and leverage ratios as a result of the strengthening of Merchant Bakers' loss reserves.

     On August 19, 1993, the Company completed its initial public offering of 1,610,000 shares of common stock. Also, on the closing date of the offering, the Company effected a recapitalization plan whereby all previously outstanding Class A common stock, Class B common stock and 5% cumulative preferred stock were converted to 4,050,000 shares of common stock.

     On November 12, 1993 the Company assumed from New York Central Mutual Fire Insurance Company ("New York Central") the administration of Home Mutual Insurance Company of Binghamton, NY ("Home Mutual") and closed certain other transactions in connection therewith.

     Pursuant to the terms of a Sale, Lease and License Agreement and subsequent related Letter of Agreement, the Company assumed all of New York Central's obligations under an Administrative Services Agreement, leased from New York Central certain computer hardware and received a non-exclusive license to use certain software and systems, for an aggregate consideration of approximately $35,000. In addition, pursuant to the terms of a Note Purchase Agreement, the Company purchased $3 million of Home Mutual's surplus notes held by New York Central. The Company also loaned $1.5 million to Home Mutual, which loan was evidenced by a subordinated promissory note from Home Mutual in the principal amount of $1.5 million. In the second quarter of 1996, the Company purchased an additional $470,000 of surplus notes from Home Mutual to further support its insurance operations. In connection with operating difficulties and recent losses at Home Mutual during 1996, the Company has established a valuation allowance of $2.6 million against the cost of the surplus notes of $4.97 million. At December 31, 1996, Home Mutual's statutory surplus was $1.55 million. The repayment of these notes and interest is subject to approval by the Superintendent of the New York Insurance Department. In addition to the purchase of the notes and assumptions of certain executory contracts by the Company, Home Mutual executed a Loss Assumption Agreement with New York Central. Under the terms of this agreement, Home Mutual transferred responsibility for all of the claims and loss adjustment expense obligations with respect to losses incurred by it on or prior to September 30, 1993 under policies, contracts, binders and riders issued by Home Mutual on or prior to such date. See Note 5 to the "Consolidated Financial Statements" included in this report.

     On October 3, 1994, the Company completed the private placement of $17.0 million of ten-year subordinated notes which bear interest at a rate of 11.5% per annum and have detachable common stock warrants entitling the holders of the warrants to purchase an aggregate of 265,000 shares of common stock at $13.80 per share which was reduced to $9.52 in 1996 in consideration for certain modifications to the terms of the notes.

     On October 6, 1994, the Company invested $4.0 million in Westbrook Insurance Company ("Westbrook"), a wholly-owned property and casualty insurer domiciled in Connecticut. During 1996, the Company contributed an additional $1.2 million of capital and surplus to Westbrook to support its operations.

     On November 9, 1994, the Company completed the acquisition of all of the outstanding common stock of Pinnacle Insurance Company ("Pinnacle"), a Georgia domiciled property and casualty insurer for approximately $1.1 million in cash. During 1994 and 1995, the Company infused an additional $4.8 million of capital and surplus in Pinnacle to enhance its capital base to support the expansion of its underwriting operations and, during 1995, appointed several agents to write personal and commercial auto insurance. During 1996, an additional $1.5 million of capital and surplus was contributed to Pinnacle by the Company. Pinnacle is licensed in 28 states.

     Unless the context otherwise requires, the term "Company" means Home State Holdings, Inc. and its direct and indirect subsidiaries, including, as of the end of the first quarter of 1995, Merchant Bakers. Home Mutual is not a subsidiary of the Company and its financial results are not consolidated with the Company's financial results.

     Certain insurance terms used in this report are defined in the Glossary at the end of this Item 1.

     Pooling Arrangements

     In 1995 and prior years, the Company's subsidiaries, Home State, Quaker City, Merchant Bakers, Pinnacle and Westbrook operated as separate entities for statutory and regulatory reporting purposes. In 1996, two insurance pooling arrangements were created to facilitate the financial support of the Company's growth and maximize utilization of its capital and surplus. The first pool, the Home State National Pool (the "National Pool"), consists of Home State, Quaker City, Pinnacle and Westbrook. The second pool, the Home State New York Pool (the "New York Pool"), consists of Merchant Bakers and Home Mutual. Under the pooling arrangements, the participants share premiums, losses and underwriting expenses on a pro-rata basis relative to their respective interests. Under the terms of the New York Pool, Merchant Bakers assumes 85% of the combined underwriting results of the two companies, with Home Mutual retaining the remaining 15%.

     Non-Insurance Companies

     In order to enhance its profitability and as a means of providing and financing additional growth opportunities, during 1994 the Company established Home State Financial Services, Inc., a Delaware corporation ("Home State Financial"). Home State Financial owned non-insurance subsidiaries specializing in premium finance, reinsurance brokerage and general management services. In 1996, the Company reorganized these subsidiaries. As part of such reorganization, Home State Financial and Home State Insurance Management, Inc. were merged into the Company. Two of the subsidiaries were or are being converted to limited liability companies, Aspen Intermediaries L.L.C. and HSIM L.L.C. See "-Financial Services and Insurance Related Business." The results of operations for the financial services group are presented separately in Note 17 to the Consolidated Financial Statements.

Premiums and Underwriting

     The following table shows direct and assumed premiums written by line of business for Home State, Quaker City, Pinnacle, Westbrook, Merchant Bakers and the Company for the periods indicated.


                                                                  Year Ended December 31,
                                     ---------------------------------------------------------------------------
                                              1996                         1995                        1994
                                     -------------------         -------------------         -------------------
                                      Amount          %           Amount          %          Amount           %
                                     --------        ---         --------        ---         --------        ---
                                                                  (Dollars in thousands)
Home State:
  Personal Auto                      $ 62,083         77%        $ 39,847         59%        $ 17,068         41%
  Commercial Auto                      18,834         23           27,035         41           24,790         59
                                     --------        ---         --------        ---         --------        ---
Total                                $ 80,917        100%        $ 66,882        100%        $ 41,858        100%
                                     ========        ===         ========        ===         ========        ===

Quaker City:
  Personal Auto                      $ 19,382         80%        $ 19,157         68%        $ 10,640         66%
  Commercial Auto                       4,851         20            8,643         32            5,511         34
                                     --------        ---         --------        ---         --------        ---
Total                                $ 24,233        100%        $ 27,800        100%        $ 16,151        100%
                                     ========        ===         ========        ===         ========        ===

Pinnacle:
(since date of acquisition)
  Personal Auto                      $  3,062         25%        $    178          4%             N/A        N/A%
  Commercial Auto                       9,173         75            4,073         92         $    204         89
  Non-Auto                                 39        --               154          4               24         11
                                     --------        ---         --------        ---         --------        ---
Total                                $ 12,274        100%        $  4,405        100%        $    228        100%
                                     ========        ===         ========        ===         ========        ===

Westbrook:
  Personal Auto                      $  5,354         57%        $    907         31%             N/A        N/A%
  Commercial Auto                       4,120         43            2,006         69              N/A        N/A
                                     --------        ---         --------        ---         --------        ---
Total                                $  9,474        100%        $  2,913        100%             N/A        N/A%
                                     ========        ===         ========        ===         ========        ===

Merchant Bakers:
(since date of acquisition)
  Personal Auto                      $ 25,044         31%        $    188        --%              N/A        N/A%
  Commercial Auto                      52,458         65           22,018         96              N/A        N/A
  Non-Auto                              2,967          4              590          4              N/A        N/A
                                     --------        ---         --------        ---         --------        ---
Total                                $ 80,469        100%        $ 22,796        100%             N/A        N/A%
                                     ========        ===         ========        ===         ========        ===

The Company (aggregate):
  Personal Auto                      $114,925         55%        $ 60,277         48%        $ 27,708         48%
  Commercial Auto                      89,436         43           63,775         51           30,505         52
   Non-Auto                             3,006          2              744          1               24         --
                                     --------        ---         --------        ---         --------        ---
Total                                $207,367        100%        $124,796        100%        $ 58,237        100%
                                     ========        ===         ========        ===         ========        ===


     The Company has grown its markets from two (New Jersey and Pennsylvania) at the outset of 1993 to thirty-four at the end of 1996. During the last half of 1996, the Company focused on slowing its growth rate through agency management actions and changes in product mix, with increased emphasis placed on personal auto business in order to reduce leverage on surplus and improve operating efficiencies.

Personal Auto Insurance

     The Company writes standard and preferred personal auto insurance primarily in New Jersey, New York, Pennsylvania, Delaware, Connecticut, West Virginia, Florida and Georgia. Standard and preferred risks consist of those individuals in the driving public generally thought to represent less exposure due to age, driving experience, vehicle type and use factors. The Company's personal auto underwriting guidelines generally require that all drivers have at least five years of driving experience, that no driver have an at-fault accident and that no driver has more than one motor vehicle violation. The Company does not insure high-powered sports cars, off-road vehicles or motorcycles and issues one year policies on a direct bill basis to its insureds.

     The Company's personal auto marketing strategy has been to select preferred agencies who had sizable books of standard and preferred risks written either in assigned risk plans or by insurers exiting the Company's markets. The Company has sought to offer these agencies better service and standard voluntary market commissions to induce them to renew these risks with the Company rather than with their prior carrier. In certain states, the Company has selected smaller agencies having access to good quality business but limited availability of alternative standard or preferred carriers. The Company's focus is on standard and preferred risks which are typically written by large, nationally recognized insurers. However, a number of these national carriers have either left the Company's markets or have limited their participation in these markets.

     In January 1995, the Company was informed by the New Jersey Insurance Department that it could no longer remain exempt from the state's Take-All-Comers ("TAC") laws regarding personal auto insurance as provided under the Fair Automobile Insurance Reform Act of 1990. In general, TAC requires that automobile insurers provide coverage to any licensed person having fewer than nine (9) eligibility points. The Company's underwriting guidelines had previously specified that the maximum eligibility points allowed for any one driver to offer insurance was four (4) points.

     Since the loss of the exemption from TAC, the Company has accepted personal auto insurance risks with up to a maximum of eight (8) points under its underwriting guidelines. With the implementation of TAC, the Company has experienced an increase in the percentage of its New Jersey personal auto business with eligibility points of five (5) or more from 1.4% of the total New Jersey personal auto book in January 1995 to 7.0% at December 1996. In addition, the number of youthful operators (those drivers under 25 years of age) increased from 2.1% to 8.0%. Although the actual impact of the loss of the TAC exemption on the 1996 results for the New Jersey personal auto business was not material, the loss of the exemption may adversely impact the Company's experience in the future.

     During 1996, Quaker City was admitted to write personal automobile insurance in New Jersey in order to implement the Company's two-company strategy for dealing with TAC. Quaker City will assume the Company's TAC obligations at rates that are substantially higher than Home State's. Home State will resume its prior role as an insurer of preferred business. Home State's underwriting guidelines will permit the transfer of certain insured drivers to Quaker City at renewal. The implementation of the two-company strategy will reduce the Company's exposure to higher-risk drivers while increasing average vehicle premiums.

Commercial Auto Insurance

     Within the commercial auto insurance market, the Company focuses on providing auto insurance to public transportation risks, including school buses, luxury limousines, car services and charter buses. The Company also writes other classes of commercial auto insurance including local delivery fleets and artisan's vehicles. The Company does not insure long haul trucking operations or urban taxi cabs. The Company provides its insureds with physical damage insurance (comprehensive and collision) as well as liability insurance.

     The Company has developed specialty marketing programs for public transportation risks. These programs include safety programs, driver training sessions and vehicle maintenance reviews. Participation in these programs is required of the insured, and adherence to these safety measures may further benefit the insured through reduced premiums and the Company through reduced losses. Management believes that it has gained significant market recognition through these public transportation programs as evidenced by its success in attracting numerous private school bus accounts. The Company plans to continue to pursue this opportunity as school districts increasingly replace direct school bus service with private contract service.

     The Company has also penetrated the market for limousine services and charter bus operations which had historically been written by commercial assigned risk plans. The Company believes that it has been able to offer more complete coverage to those risks which meet the Company's qualifications with regard to loss history, continuity of ownership and low driver turnover.

     The Company also writes local service and retail commercial auto risks on a fleet and non-fleet basis. These risks are generally produced by personal auto agencies and are underwritten and serviced by the Company in a manner similar to personal auto insurance.


Insurance Underwriting and Pricing

     Personal Auto

     The Company controls the underwriting process. The risk must comply with the Company's own underwriting guidelines. Outside of New Jersey, most agents have binding authority within the guidelines. Generally, the agency submitting the risk must have previously insured that risk with another insurer and have a history of submitting high-quality risks. Careful attention is given to proper risk classification so as to enable the Company to apply the proper rate for the Company's exposure.

     The Company has developed several methods to ensure compliance with underwriting guidelines and enforce proper rate classification. First, on a regular basis, the Company obtains a motor vehicle abstract for each operator of an insured vehicle. Second, the Company requires verification on insureds who ask for credits for vehicle alarms, driver training or good student status. Third, photographs of all insured vehicles eight years or older are required to prove driveability and photographs of all vehicles valued at $25,000 or higher are required to obtain physical damage coverage. Fourth, the Company utilizes industry-wide databases to verify accident histories, household residents and driving distances. Finally, the Company has established an in-house investigations unit to check and confirm underwriting and pricing information directly with applicants and policyholders.

     Due to the limited number of insurers actively writing personal auto insurance in the majority of the Company's key states, price competition, while a factor, is less acute for personal auto insurance than for commercial auto insurance.

     Commercial Auto

     The Company establishes rates for commercial auto policies based on individual risk loss experience, utilizing advisory rates or prospective loss costs suggested by the Insurance Services Office Inc., an industry advisory group. In most instances, the Company's rates, rules and policy forms must be pre-approved by regulators in all states in which the Company does business. Management is not aware of any proposed initiatives or regulations to limit or reduce commercial auto insurance rates in any of the states in which the Company operates.

     In order for the Company to consider underwriting public transportation commercial auto risks, the agency must submit a minimum of three years of historical premium and loss data for review. Company safety experts visit all large accounts either prior to binding or during the sixty day review process after binding to assess the quality of the risk. If risks are deemed unacceptable for any reason, they are canceled. Traditionally, the Company has competed on the basis of price for its commercial auto business by taking advantage of lower than industry expense ratios. However, due to increased competition, the Company has chosen not to engage in active price competition as its sole means of attracting and retaining quality risks.

     The Company has centralized its commercial auto underwriting, accounting, processing and claims administration functions. In contrast, the personal auto underwriting review process remains predominantly a local function. Management believes that the effectiveness of its underwriting staff is enhanced with familiarity with the territories which it serves.

Marketing and Production

     Personal Auto

     The Company markets its personal auto insurance products through approximately 1,000 independent insurance agencies, approximately 600 of which have met special qualifying standards and are designated "preferred agencies." Preferred agencies may submit new business to the Company and are often paid a higher commission than "non-preferred" agencies. The remaining agencies can only renew existing policies.

     These preferred agencies were selected based upon their historic profitability, their geographic location and the Company's belief in its ability to become that agency's primary auto insurer. Management believes that the Company achieves more profitable results where the Company is the insurer of choice and receives the agency's best risks.

     "Limited agencies" enter into contracts with the Company enabling them to receive commissions on rollover business only. These limited agencies are reviewed by the Company's marketing staff and, if they meet the Company's selection criteria, may be offered preferred agency status.

     Commercial Auto

     Six independent agencies submitted an aggregate of $70 million of commercial auto insurance premium in 1996, an amount representing approximately 83% of the Company's total commercial auto premiums. Within this amount, one general agency submitted approximately $35 million or 41% of commercial auto premium, while another accounted for $14 million or 17% of total commercial premium in 1996. Management believes it has a good working relationship with all of these significant agencies. These agencies also represent other insurance companies that write public transportation commercial auto insurance.


Reinsurance

     The use of reinsurance allows an insurance company to transfer (cede) a portion of its exposure to a reinsurer which assumes the risk in exchange for a portion of the premium. This enables the insurer to write additional risks while maintaining premium to surplus ratios recommended by regulatory authorities and rating agencies. However, the ceding of reinsurance does not legally discharge the insurer from its primary liability for the full exposure, and the ceding company must pay the loss if the assuming company fails to meet its obligations under the reinsurance agreement. Therefore, a ceding company is subject to credit risk with respect to its reinsurers. All of the Company's current reinsurers are rated A- (Excellent) or better by A.M. Best.

     The Company historically has ceded a substantial portion of its gross premiums to enable it to reduce its net premium to surplus ratios to normalized industry levels. Reinsurers have paid to the Company ceding commissions and profit sharing in the form of recoveries on the ceded premiums, thereby reducing the Company's net loss and expense ratios. The volume of reinsurance profit sharing income is impacted by the amount of premiums ceded to reinsurers as well as the reinsurers' historical cumulative loss experience on such premiums. Although adverse loss development retroactively reduces profit sharing income, such retroactive adjustments cannot exceed the amount of the profit sharing income previously recognized by the Company on reinsurance premiums.

     During 1996, for its physical damage insurance, the Company had in place quota share treaties under which 40% of both its personal and commercial auto physical damage risk was ceded to a reinsurer for a like percentage of the premium. The quota share treaties reinsure the Company's private passenger and commercial automobile physical damage policies to a maximum of $85,000 and $125,000, respectively, on any one vehicle. In addition, the Company had in place a catastrophe reinsurance contract, under which it ceded all liability for physical damage and property exposures under its policies above a $500,000 attachment point, in addition to a 5% retention on the $19.5 million reinsured limit. This treaty allows Home State the ability to reinstate such coverage once during the treaty year for an additional premium. For 1997, these contracts have been renewed with the Company's reinsurers on substantially similar terms to those in effect for 1996.

     For liability insurance, the Company's 1996 reinsurance program consisted of excess of loss reinsurance treaties under which it ceded all exposure in excess of $50,000 per both personal and commercial auto liability occurrence in exchange for a fixed portion of the premium which reflected the percentage of exposure ceded as well as the reinsurer's experience. The excess of loss treaties reinsure the Company's private passenger and commercial automobile liability policies to their maximum written policy limits ($1,200,000 and $5,000,000, respectively, per loss occurrence). In October 1996, the Company issued $10,000,000 in Preferred Stock to two reinsurance companies. In connection with the issuance of the Preferred Stock, the Company undertook to place substantially all of its excess of loss reinsurance with the two companies at commercially reasonable and actuarially sound rates. See - "Liquidity - Capital Resources".

     In 1996, the Company instituted a quota share reinsurance agreement covering certain commercial auto liability risks written through Merchant Bakers, as well as certain personal auto risks carrying lower policy limits. Management believes that due to lower than average policy limits and a higher relative frequency of lower losses for the book of business, a quota share agreement is likely to allow direct and net loss ratios to more closely approximate each other. As in 1996, the 1997 excess of loss reinsurance treaties provide the Company reinsurance at a maximum cost which is fixed, with profitable reinsurance reducing the Company's costs through profit-sharing payments.

     The Company considers numerous factors in choosing reinsurers, the most important of which is the financial stability of the reinsurer. The Company's reinsurance intermediary provides the Company with financial profiles of its reinsurers on a semiannual basis which enables management to continually evaluate the financial strength of its reinsurers. The evaluation process takes into consideration the ratings of each reinsurance company as developed by the major insurance company rating agencies, including A.M. Best, Duff & Phelps, Moody's and Standard & Poor's. The Company's intermediary also reviews the annual statutory statements, NAIC IRIS test results, audited financial reports, insurance department examination reports, loss reserve certifications and federal securities filings (where applicable) of potential reinsurers. The Company has not experienced collectibility problems with its reinsurance recoverables.

     In an effort to increase the available statutory surplus in the National Pool and manage surplus to written premium ratios, the Company effected an Unearned Premium Reserve ("UPR") Quota Share reinsurance treaty at December 31, 1996. Under the terms of the treaty, the Company ceded $21.9 million of UPR, which when adjusted for ceding commissions earned by the Company, increased available statutory surplus in the National Pool by $7.1 million.

     Management of Exposure to Catastrophe Losses

     The Company is exposed to multiple insured losses arising out of a single occurrence, such as a natural or man-made catastrophe. Such an event may generate insured losses in the Company's personal and/or commercial operations.

     As with all property and casualty insurers, the Company expects to incur some losses related to catastrophes and seeks to price its products accordingly. The Company's exposure to catastrophe losses arises principally out of hurricanes, windstorms, floods, fires, snow storms and explosions. The Company manages its exposure to such losses from an underwriting perspective by limiting the accumulation of known risks in exposed geographic areas and from a reinsurance perspective by purchase of catastrophe reinsurance.

     Losses from coverage other than property insurance may also occur from an event giving rise to catastrophe losses. For example, an ice storm could cause liability losses to occur. As is common in the industry, the Company estimates its "probable maximum loss" from any one act and coordinates its underwriting guidelines and reinsurance covers to limit its "probable maximum loss" exposure. No assurance can be given that the probable maximum loss estimated by the Company will not materially either understate or overstate the possible losses to the Company which could be generated by such events.

Claims

     Claims Management

     During 1996, claims volume increased steadily throughout the year requiring a continuous expansion of space and staff. In order to manage the increase in volume and improve customer service, management modified the physical plant for claims processing to include three specialized service centers. Claims relating to Merchant Bakers are processed in the Company's New York City claims center, where its staff of adjusters are experienced in the handling of commercial auto claims which make up the significant portion of Merchant Bakers book of business. Home State and Quaker City claims are managed in the Shrewsbury, New Jersey claims center where its adjusters are building an increased specialization in personal auto claims. There is also a full service claims center in Carrollton, Georgia which handles claims for policyholders located in the Company's southeastern markets.

     During 1996, the Company effected an 80% increase in the claims staff to provide the infra-structure to support the historical rapid growth. Issues relating to proper infra-structure, claims management and claims information systems continue to receive management's attention in continuing efforts to enhance quality, upgrade customer service and increase efficiency.

     In August 1996, the company hired a Senior Vice President of Claims, who immediately focused on stabilizing the claims staff and improving the quality and efficiency of the department. To support the need to attract and retain quality personnel, the Company has initiated a comprehensive claims training program, including a "career path" program for trainees, which focuses on providing claims personnel with the foundation to build successful careers. The program has proven to be successful in retaining quality employees.

     The Company has significantly reduced its reliance on independent vendors to appraise vehicle damage. The Company's own staff of appraisers now handle 70% of all vehicle inspections, under an automated process, as well as policing the work product of independent appraisers and automobile body shops. The Company is piloting a "drive-in" appraisal location which, if successful, is expected to be expanded to other areas. A network of approved automobile repair facilities has been established to help customers obtain quality repairs more quickly as an enhancement to the streamlined inspection and appraisal process.

     The Company has sought to improve the effectiveness of the claims process. This will allow the Company to focus the correct resources on the appropriate types of claims to maximize results. The Company believes that litigated claims need to be properly managed. To help control allocated loss adjustment expenses, the Company has upgraded its litigation management guidelines to provide stringent litigation management performance standards for all claims personnel as well as outside defense counsel. It is expected that by increasing accountability, costs will be reduced and results improved. In addition, the Company continues to resist fraud by emphasizing fraud awareness training, maintaining a properly staffed Special Investigations Unit ("SIU") and by providing policyholder education. In 1996, these efforts are estimated to have resulted in the denial of approximately $750,000 in fraudulent or inflated claims.

     Loss Reserves

     Loss reserves include provision for the cost of settling reported claims and the related loss adjustment expenses, as well as a provision for claims incurred but not reported.

     In establishing reserves for reported claims and LAE, the Company's claim adjusters, on a case by case basis, consider the severity of the injury or property damage.

     Due to the rapid premium growth and limited historical claims experience, in establishing reserves for IBNR, the Company has relied predominantly on industry average loss experience on a state by state basis. This industry experience has been adjusted for the anticipated impact of the Company's underwriting standards, rate classification methodology standards and claims controls, and, where appropriate, on its own experience. The Company's total reserves were estimated using both paid and incurred loss development methods given the significant changes in the level of case basis reserves at December 31, 1996.

     The following table sets forth a reconciliation of beginning and ending reserves, net of reinsurance recoverable, as shown on the Company's consolidated financial statements.


                                                                             Year Ended December 31,
                                                                  -----------------------------------------------
                                                                    1996         1995         1994          1993
                                                                  --------      -------      -------      -------
                                                                              (Dollars in thousands)
Reserves for losses and LAE at beginning of year                  $ 45,209      $18,410      $13,735      $ 8,480
Reserves for losses and LAE assumed in respect of
  Pinnacle acquisition                                                --           --          3,068         --
Reserves for losses and LAE assumed in respect of
  Merchant Bakers acquisition                                         --          9,545         --           --
                                                                  --------      -------      -------      -------
                                                                    45,209       27,955       16,803        8,480
                                                                  --------      -------      -------      -------

Incurred losses and LAE:
     Provision for insured events of the current year               89,038       45,065       21,559       14,970
     Increase in provision for insured events of
       prior years                                                  23,357        4,241        1,134        1,185
                                                                  --------      -------      -------      -------
               Total incurred losses and LAE                       112,395       49,306       22,693       16,155
                                                                  --------      -------      -------      -------

Payments:
     Losses and LAE attributable to insured events of
       the current year                                             39,286       16,466       10,365        5,927
     Losses and LAE attributable to insured events of
       prior years                                                  35,554       15,586       10,721        4,973
                                                                  --------      -------      -------      -------
               Total payments                                       74,840       32,052       21,086       10,900
                                                                  --------      -------      -------      -------
Reserves for losses and LAE at end of year                        $ 82,764      $45,209      $18,410      $13,735
                                                                  ========      =======      =======      =======



     "Reserve for losses and LAE" sets forth the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported, net of reinsurance.

     Loss Development in 1996
         The following table discloses the cumulative development of the liability for net losses and LAE of the Company from 1988 through 1996.


                                                                            As of December 31,
                                         -----------------------------------------------------------------------------------------
                                         1988      1989       1990      1991       1992      1993       1994       1995       1996
                                         ----      ----       ----      ----       ----      ----       ----       ----       ----
                                                                          (Dollars in thousands)
Net reserve for losses and LAE           $156      $334     $1,203    $3,574     $8,480   $13,735    $18,410   $ 45,209     $82,764

Paid (cumulative) as of:
      One year later                      160       323        825     1,470      3,984     4,012     15,460     35,554
      Two years later                     160       323      1,125     2,635      6,726    10,446     18,564
      Three years later                   160       323      1,246     3,664      9,217    14,248
      Four years later                    160       323      1,446     4,391     10,578
      Five years later                    160       323      1,631     4,545
      Six years later                     160       323      1,518
      Seven years later                   160       321
      Eight years later                   160

Net liability re-estimated as of:
      One year later                      160       356      1,289     3,223      8,828    14,048     21,609     68,566
      Two years later                     160       324      1,292     3,513      9,753    14,994     25,659
      Three years later                   160       329      1,377     4,262     10,547    17,266
      Four years later                    160       329      1,533     4,601     11,607
      Five years later                    160       334      1,742     4,954
      Six years later                     160       334      1,777
      Seven years later                   160       333
      Eight years later                   160

Net cumulative redundancy
(deficiency)
      Dollar                             ($4)        $1     ($574)    ($330)   ($3,127)  ($3,531)   $(7,249) ($ 23,357)
      Percentage                       (0.03)      0.00     (0.48)    (0.48)     (0.37)    (0.26)     (0.39)     (0.52)





Gross estimated liability-end of year                                                               $44,957   $ 95,790    $179,955
Estimated reinsurance recoverable                                                                   (26,547)   (50,581)    (97,191)
                                                                                                    -------   --------    --------
Estimated net liability - end of year                                                               $18,410   $ 45,209    $ 82,764
                                                                                                    =======   ========    ========
One year later
      Gross re-estimated liability                                                                  $53,489   $127,652
      Re-estimated recoverable                                                                      (31,880)   (59,086)
                                                                                                    =======   ========
      Net re-estimated liability                                                                    $21,609   $ 68,566
                                                                                                    =======   ========
Two years later
      Gross re-estimated liability                                                                  $55,513
      Re-estimated recoverable                                                                      (29,854)
                                                                                                    -------
      Net re-estimated liability                                                                    $25,659
                                                                                                    =======
Gross cumulative deficiency - latest                                                                (10,556)   (31,862)
                                                                                                    =======   ========

     The "Paid (cumulative) as of" portion of the table shows the cumulative losses and loss adjustment expenses made in succeeding years for losses incurred prior to the balance sheet date.

     The "liability re-estimated as of" portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payment are made and as more information becomes known about the severity of remaining unpaid claims.

     "Cumulative deficiency" shows the cumulative deficiency for each year at December 31, 1996 of the reserve estimate shown in the top line of the table. A redundancy means that the reserves established in prior years exceeded actual losses and loss adjustment expenses were re-evaluated at less than the originally reserved amount. A deficiency means that the reserves established in prior years were less than the actual losses and loss adjustment expenses or were re-evaluated at more than the originally reserved amount.

     Certain prior year amounts in the table above have been revised to reflect certain immaterial changes in presentation.

     The process of estimating the ultimate liability for losses and LAE has been a particular challenge for the Company due to the significant growth in business, which has resulted in a substantial increase in claims reported. As discussed above, while the Company's loss experience continues to develop, the IBNR provision has been calculated by reference to industry loss development factors, adjusted for the company experience where appropriate.

     As can be noted from the table above, there have been significant differences between the actual losses and the Company's reserve estimates, with adverse loss reserve development in 1996 related to 1995 and prior accident years of approximately $23 million.

     During the second quarter of 1996, the Company noted a significant increase in the volume of reported claims falling below the reinsurance attachment points, over and above the frequency anticipated in its calculation of loss reserves. At the same time, the Company conducted a thorough overall re-evaluation of its business plan and the profitability of the underlying business. As a result, management increased reserves by $12 million in the second quarter, predominantly within IBNR. This reserve increase was primarily related to the 1995 and 1994 accident years, although an element was attributable to the winter storms of 1996.

     In the remainder of 1996, the Company continued to reassess its current and prior year loss experience. In addition to addressing loss reserving and growth issues, the Company also strengthened senior management and supervisory personnel in claims administration, as well as employing an internal actuary to assist with loss reserving estimates and pricing of risks (see Item 4A - "Executive Officers of the Registrant"). As a result of the reassessment, the Company made significant additional reserve increases in the fourth quarter of 1996, relating mainly to 1995 and 1996 accident year claims.

     As part of this reassessment, in the fourth quarter of 1996 the Company undertook a comprehensive review of its case reserves. The review of open case reserves was concurrent with the hiring of a Senior Vice President of Claims and the initiation of a new case reserving philosophy. The new case reserving philosophy is based on earlier recognition of the ultimate settlement value for a given claim. For example, while information concerning the comparative negligence of the persons involved in the loss is still utilized in establishing reserves, it receives less emphasis than before. The Company still evaluates all provisions of the policy, anticipated net effect of salvage and subrogation, the ultimate settlement value and, where appropriate, the opinion of outside counsel and claims consultants.

     Management's emphasis in the fourth quarter of 1996 was to ensure that the new case reserving philosophy was fully implemented in all open claim files. During this process, the Company also implemented a formula reserve program for its new claims as well as more aggressive practices in managing pending claims file count per adjuster. These actions have resulted in greater case reserves being established quicker than in the past. The changes in case reserving were taken into account in setting the assumptions used in calculating the Company's total loss reserve requirement at December 31, 1996.

     Of the total $23 million adverse development on 1995 and prior accident years, approximately $10.2 million is due to losses in Merchant Bakers. This adverse development includes 85% of the adverse development of Home Mutual under the pooling arrangement which commenced on January 1, 1996 and losses relating to the period prior to the acquisition of Merchant Bakers by the Company in 1995.

     Certain Actions To Improve Profitability

     New case reserving philosophies provide the Company with a more timely assessment of the loss characteristics of the Company's book of business. The change in claim reserving has assisted the Company in managing its policy renewal and growth efforts, particularly in the more competitive commercial lines business. It is continuing to identify and non-renew commercial accounts which have exhibited poor loss characteristics, in addition to holding prices where possible in a highly competitive environment.

     Other recent initiatives include a comprehensive claims management program, designed with the assistance of the Company's reinsurers to assist in reducing the pending file counts, thereby providing company staff adjusters the ability to focus on more recent accident year claims. The Company's goal is to reduce the period of time between when a claim is reported and when it is settled. One focus of claims management in 1997 will continue to be enhancement of operating practices to improve efficiency.

     Future Loss Experience

     The Company is committed to maintaining adequate loss reserves and has continued in 1996 to take actions necessary to ensure the strength of its balance sheet. However, the process of estimating the ultimate liability for losses and LAE is imprecise and is subject to many variables beyond the Company's control. Furthermore, factors such as future inflation, claim settlement patterns, legislative activity and litigation trends may have a substantial impact on the Company's future loss experience.

Investments

     The Company's investment policies are set by the Board of Directors. The investment portfolio is managed by Woodhaven Investors Inc., an investment management firm owned by two of the Company's stockholder/Directors.

     The Company has structured and maintained its investment portfolio in order to service current operational and liquidity requirements, while considering the Company's increase in premium writings and statutory surplus. The Company maintains a significant portion of its assets in high quality, fixed income investments with short maturities and generally does not invest in commercial real estate, mortgages or illiquid securities. The primary objectives of the Company's investment strategies are to generate income, preserve capital and maintain adequate liquidity. The Company continually evaluates the purchase of tax-advantaged investments as a means to enhance after-tax portfolio yields based on the varying tax positions of the purchasing entity. Management believes that the investment portfolio has and will continue to provide sufficient capital resources to meet ongoing operational and liquidity requirements.

     In structuring the investment portfolio, the Company attempts to match average maturities with the anticipated payments relative to the development of losses as well as other general operating requirements. Management believes that average maturities have been and continue to be suited to the actual and anticipated liquidity needs of the Company. At December 31, 1996, the Company maintained approximately 83% of its fixed maturity securities in instruments with maturities of five years or less. Management believes that the current maturity schedule offers sufficient protection of portfolio values in the event of a significant change in interest rates when considering the factors of market, credit and reinvestment risk as well as anticipated corporate liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The guidelines established by the Company's Board of Directors provide for investments in those fixed income instruments which appear to be most fairly valued based on rated quality, maturity and yield spread relationships. The Company policy guidelines and concern for quality has produced an investment portfolio with an average Standard and Poor's ("S & P") rating of AA. At December 31, 1996, substantially all securities in the Company's portfolio carried an S & P rating of A or better. With the operating losses generated in 1996, the Company is purchasing an increased percentage of taxable securities to increase the overall yield on the investment portfolio and take advantage of available loss carry-forward benefits. The Company does not invest in derivative securities.

     The following table shows the components of the Company's fixed maturity investment portfolio at the dates shown on the basis of their carrying value (cost for held-to-maturity securities and market value for available for sale securities) and short term investments, which are carried at cost approximating market and common stocks which are carried at quoted market prices.


                                                      December 31, 1996          December 31, 1995
                                                    ---------------------       -------------------
                                                     Amount       Percent       Amount      Percent
                                                    -------       -------       ------      -------
                                                                (Dollars in thousands)
Fixed maturity securities:
          States, municipalities and political      $53,669         58.7%      $55,017         69.8%
            subdivisions
          Government obligations                      4,301          4.7        14,352         18.2
          Corporate securities                       21,638         23.7         6,269          8.0
                                                    -------        -----       -------        -----
          Total fixed maturity securities            79,608         87.1        75,638         96.0

Common stock                                            407          0.4            --           --
Short term investments                               11,359         12.5         3,157          4.0
                                                    -------        -----       -------        -----
          Total investments                         $91,374        100.0%      $78,795        100.0%
                                                    =======        =====       =======        =====




     The following table sets forth contractual maturities for the fixed maturity securities at December 31, 1996 and 1995:


                                               December 31, 1996          December 31, 1995
                                             ---------------------       -------------------
                                              Amount       Percent       Amount      Percent
                                             -------       -------       ------      -------
                                                          (Dollars in thousands)
Maturity:
          One year or less                   $ 9,988         12.5%      $18,897        25.0%
          Over 1 year through 5 years         56,260         70.7        42,142        55.7
          Over 5 years through 10 years       12,719         16.0        13,960        18.5
          Over 10 years                          641           .8           639         0.8
                                             -------        -----       -------       -----
                    Total                    $79,608        100.0%      $75,638       100.0%
                                             -------        -----       -------       -----


     As of December 31, 1996, fixed maturity securities, short term investments and cash together accounted for 98% of the Company's investment portfolio. The effective net yield decreased from 5.8% for 1995 to 5.5% for 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements.


Systems and Operations

     In order to meet the growing requirements posed by the Company's geographic expansion, a significant investment in information systems was undertaken in 1994. The Company has put into place a processing system on a common platform that management believes will allow for decreasing marginal processing costs.

     For its commercial auto systems requirements, the Company operates the WINS system from Wheatly Systems Group, Inc. The WINS system, which runs on the IBM A/S 400, provides the Company with an integrated underwriting, claims management and reinsurance information system which management believes will support projected premium levels for the foreseeable future. The implementation of WINS was undertaken in the third quarter of 1994, with the first lines of business becoming operational in January 1995. During 1995, the Company transferred substantially all remaining commercial auto business to the WINS System and initiated the transition of its personal auto business. Because of the integrated approach to system-wide data processing offered by WINS and the movement of the Company's personal auto business to the WINS platform, management believes that a cost advantage will be maintained as operations migrate to the WINS system.

     In 1993, for its personal auto insurance data processing needs, the Company contracted with CIGNA Information Systems, a division of CIGNA Corporation. The system performs policy issuance, premium billing, commissions and claims information management functions as well as full management information capabilities. During 1996, the Company initiated the transition of the personal lines processing from the CIGNA system to the WINS system on a renewal basis which will decrease processing costs from those incurred under the CIGNA contract. Effective October 1, 1997, all personal auto will be processed by WINS.

     The Company's accounting, processing and claims administration functions are substantially centralized. Management believes that centralization of these functions creates and maintains economies of scale, with a favorable impact on the Company's fixed underwriting costs. Reducing fixed underwriting costs has a positive impact on the Company's expense ratios and enables it to compete more effectively in its core lines of business. Moreover, management believes that centralization enables the Company's subsidiaries to have access to the Company's core of competent and qualified staff.


Financial Services and Insurance-Related Business

     In order to enhance its profitability and as a means of providing additional growth opportunities in the future, the Company engages in insurance-related financial services through three direct subsidiaries.

     Tower Hill, Inc., a Delaware corporation ("Tower Hill"), was organized in 1993 to provide premium finance services to insureds of the Company's insurance affiliates. Tower Hill is currently licensed in New York, New Jersey, Pennsylvania and Delaware and is actively seeking admittance in certain other states in which the Company has insurance operations to conduct premium finance activities. Tower Hill collects a down payment from the borrower/insured and will generally finance up to 80% of the insurance directly collateralized by the unearned premium held by the insurance carrier. The Company has established a policy to ensure that at all times the unearned premium on policies financed by Tower Hill will exceed the unpaid principal on the finance contract relating thereto, thereby minimizing Tower Hill's credit risk associated with such activities. During 1996, Tower Hill earned approximately $1.5 million in financing and late charges revenue and had pre-tax income of $536,000.

     Tower Hill has a service agreement with Premium Payment Plan, Inc., of Hudson, New York ("PPP"), whereby PPP provides all back office and administrative services for a variable fee based on the total income from premium finance contracts in force, with such fees declining as income increases. The Company believes that this arrangement provides greater flexibility and servicing capability for Tower Hill's scope of operations, while avoiding the need for separate computer systems and staffing.

     In March 1997, the Company was informed by the banks that financing to Tower Hill would be discontinued given certain defaults under existing credit agreements. The Company had been notified of such discontinuance in available financing after the completion of the February renewal cycle for "for hire" livery vehicles in the state of New York. These premiums accounted for approximately $15 million in face value of contracts, net of down payments collected from insureds of approximately 30% of the face amount of the subject policy. Tower Hill has approached the New York Insurance Department to approve the assignment of contracts currently held by Tower Hill to Merchant Bakers in satisfaction of the obligation owing to Merchant Bakers for the advancement of the remaining policy premium, net of amounts collected at the inception of the finance agreement. This assignment would transfer all rights, title and interest in the premium finance agreements to Merchant Bakers to the extent that such contracts were initiated for insureds of Merchant Bakers. Merchant Bakers would retain the right to cancel policies covered under the assigned agreements, as well as earn additional income from the collection of financing fees and late/reinstatement charges. Tower Hill has instituted a moratorium on the submission of any new premium finance business until such time as adequate financing is obtained. While management intends to seek additional financing, no assurances can be given that such financing will be secured. All policies will continue to be serviced by Premium Payment Plan under substantially the same agreement as existed in 1996.

     Aspen Intermediaries, a New Jersey company ("Aspen"), provides reinsurance brokerage and intermediary services to the Company's insurance affiliates, and may, in the future provide such services to non-affiliated insurance companies. Aspen has been granted authority to provide reinsurance brokerage and intermediary services in New Jersey. During 1996, Aspen earned approximately $2.1 million in brokerage fee revenue for assisting in the placement of the Company's reinsurance programs and those of Home Mutual and had pre-tax income of $2.1 million.

     HSIM, L.L.C., ("HSIM") a New Jersey limited liability company, was organized as a vehicle to provide certain administrative services to insurance companies. The Company has assigned to HSIM the Administrative Services Agreement between the Company and Home Mutual. During 1994, the Company conveyed certain furniture, fixtures, computer equipment and software licensing agreements to HSIM, as well as assigning certain leases and other executory contracts to facilitate HSIM's services to the insurance subsidiaries of the Company and Home Mutual.

Regulation

     Insurance Company Regulation

     The Company's insurance subsidiaries are subject to extensive regulation and supervision by the insurance departments of the states in which they do business. Although the scope varies from state to state, insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, trade practices, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary insurance programs and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates, the amount of dividends that may be paid and restrictions on underwriting standards. At present, all of the Company's subsidiaries are subject to insurance regulation within their respective states of domicile.

     All of the states in which the Company does business have guaranty fund laws under which insurers doing business in such states can be assessed a percentage of annual premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent property and casualty insurance companies. Under these laws, in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder and third party claims against insolvent insurers.

     Insurance companies are required to file detailed annual reports with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, these insurance regulators periodically (typically, every three years) examine the insurer's financial condition, adherence to statutory accounting principles, and compliance with insurance department rules and regulations. The most recent examination of Home State contained no recommendations. Quaker City is presently undergoing examination of its 1995 year by the Pennsylvania Insurance Department. Quaker City's most recent completed examination covering its 1991 year contained one recommendation with which the Company has since complied. Pinnacle, Merchant Bakers and Home Mutual are presently undergoing examinations of their 1995 and 1996 years by the Georgia Insurance Department and the New York Insurance Department, respectively. Westbrook has not yet undergone such an examination since its ownership by the Company.

     The insurance subsidiaries of the Company are required by the applicable insurance codes of the states in which they operate to file rates and policy forms in connection with their insurance products with the relevant insurance department. In all of these states and in most instances, such rates and/or policy forms must be approved prior to use. Rates vary by class of business, hazard assumed and size of risk and are not necessarily uniform for all insurers. Many state insurance codes require the inclusion of specified provisions in policies issued or delivered in the state and restrict the ability of an insurer to cancel or non-renew policies, particularly with respect to personal auto insurance. During 1994, Merchant Bakers was informed by the New York Insurance Department of violations regarding commercial rate filings on certain of Merchant Bakers' lines of business. Upon being informed of such, Merchant Bakers took all corrective actions necessary to address such issues. In approving Merchant Bakers' rate filings, the New York Insurance Department required the payment of a one-time penalty in the amount of $117,000. This amount was paid during 1994.

     The payment of dividends by the Company is primarily dependent on any dividends it may receive as the stockholder of its subsidiaries. The payment of dividends by these subsidiaries is subject to, among other things, the statutory and regulatory restrictions of the states in which these subsidiaries are domiciled and conduct business.

Generally, these states limit dividends in any year to an amount not exceeding the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) net investment income for the preceding year, with larger dividends payable only upon prior regulatory approval. In addition, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. See Note 14 to Consolidated Financial Statements. The Company currently intends to retain any funds otherwise available for the payment of common stock dividends for use in the operation of its business. Accordingly, it does not anticipate paying cash dividends on the shares of Common Stock in the foreseeable future. See "Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters."

     Insurance Holding Company Regulation

     Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of the companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine the Company and its insurance subsidiaries at any time, require disclosure of material transactions by the holding company and require prior approval of certain transactions, such as "extraordinary dividends" from the insurance subsidiaries to the Company.

     The acquisition or change of "control" of an insurer, or of any person who directly or indirectly controls an insurer, cannot be consummated without the prior approval of the applicable insurance regulator. In general, a presumption of "control" arises from the ownership or other control of 10% or more of the voting securities of an insurer or a person that controls an insurer, although "control" may be found to exist where a person owns or controls a lesser amount of securities. No person, therefore, may acquire, directly or indirectly, 10% or more of the Common Stock of the Company without regulatory approval. All transactions within the holding company system affecting the Company and its insurance subsidiaries must be fair and equitable. These insurance laws also require notice to the applicable insurance commissioner of certain other material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without prior approval.

     NAIC Regulation

     In addition to state-imposed insurance laws and regulations, the Company's insurance subsidiaries are subject to the general statutory accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. The NAIC has developed risk-based capital formulas to be applied to all insurance companies, which formulas calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an individual company's operations. Risk-based capital standards for property and casualty insurers were finalized by the NAIC in principle in December 1993 and were effective with regard to 1994 statutory financial statement filings. The capital of each of the Company's insurance subsidiaries exceeded the risk-based capital requirements of the NAIC at December 31, 1996.

     Personal Auto Insurance Regulation

     In recent years, the automobile insurance industry has been under pressure from certain state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not, in management's view, correspond with underlying costs for the provision of such services, including initiatives to roll back automobile insurance rates. Initiatives designed to increase the availability of personal auto insurance coverage have also been enacted or considered which might, in the future, adversely affect the profitability of the Company's personal auto insurance line of business. The impact of the automobile insurance regulatory environment on the Company's results of operations in the future is not predictable.

     The New Jersey State and General Assembly approved the enactment of the Fair Automobile Insurance Reform Act of 1990 ("FAIRA"). FAIRA limited benefits, reduced premiums, forced insurers who wrote auto insurance in New Jersey between 1982 and 1986 to depopulate the JUA and adopted modified TAC provisions limiting the range of permissible underwriting criteria. The Company was exempt from these actions. FAIRA also abolished the JUA, replacing it initially with a Market Transition Facility ("MTF") and in 1993 with an assigned risk plan. FAIRA established a series of assessments and surtaxes on auto insurers to reduce the JUA deficit. Surtaxes ceased in 1992 and assessments will expire in 1997, unless otherwise revised by the New Jersey Insurance Department.

     In January 1995, the Company was informed by the New Jersey Insurance Department that it could no longer remain exempt from the state's Take All Comers laws ("TAC") regarding personal auto insurance as provided under the Fair Automobile Insurance Act of 1990. In general, TAC requires that automobile insurers provide coverage to any licensed person having fewer than nine (9) eligibility points. The Company's underwriting guidelines had previously specified that the maximum eligibility points allowed for any one driver to offer insurance was four (4) points.

     As part of its strategy to manage the anticipated changes in the size and make-up of its New Jersey personal auto insurance book, the Company has secured the admission of its Quaker City subsidiary to the State of New Jersey as a "second-tier" market. Quaker City's base pricing is substantially higher than Home State's base pricing. The Company's newly-approved underwriting guidelines in the State of New Jersey will allow the Company to comply with the TAC requirements by referring this business to its higher-priced Quaker City subsidiary.

     Regulation of Premium Finance Companies

     Tower Hill's operation is subject to regulation by each state in which it operates. State regulation governs the licensing, administration and supervision of premium finance companies. State statutes and regulations generally limit service and other charges a premium finance company may charge, govern the form and content of finance contracts with customers, limit the interest rate charged and govern down payment, delinquency, collection, cancellation and late charges, including the collection of attorneys' fees and require approval of management and ownership changes.

     Regulation of Reinsurance Brokers and Intermediaries

     Aspen and its successor are subject to regulation by each state in which it operates. In addition, Aspen is subject to model laws and regulations promulgated by the NAIC which have been adopted by most state legislatures and departments of insurance. Generally, such regulations govern the licensing, administration and supervision of brokers and intermediaries, including their fiduciary obligations with respect to funds received or collected by them. Aspen has entered into a contract with its co-broker for the provision of certain administrative services by such co-broker to ensure the continued high level of services that the Company and its subsidiaries receive.


Competition

     The Company's market focus is to provide auto insurance to individuals, small businesses and corporate transportation risks. There are many property and casualty insurance companies in the United States writing auto insurance. Companies which write auto insurance generally compete on the basis of price, service and ratings. There are a number of companies in the auto insurance industry which have more capital than the Company which may allow them to sustain lower prices for a longer period of time. Increased competition from other insurance companies may adversely affect the Company's ability to do business in a profitable manner.

A.M. Best Rating

     The ratings of the Company's National and New York Pools by A.M. Best, an insurance company rating service, were recently reduced to "C", which could have an adverse effect on the Company's competitive position. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and - Safe Harbor Disclosure."

Employees

         The Company and its subsidiaries employed 334 persons on December 31, 1996.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Book rollovers.............   The acquisition of renewal rights, upon regulatory
                              approval, to personal auto risks previously written by other insurers in connection with their withdrawal from particular markets.

Cash reserve...............   The estimated liability of an insurer, at a given
                              point in time, with respect to losses that have been incurred and reported to the insurer.

Cede.......................   To transfer to an insurer or a reinsurer all or
                              a part of the insurance or reinsurance written by an insurance or reinsurance entity.

Combined ratio.............   The sum of the expense ratio and the loss ratio,
                              determined in accordance with generally accepted accounting principles or statutory accounting principles. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. The extent by which the combined ratio deviates from 100% indicates relative underwriting profit or loss.

Commercial multi-peril
  insurance................   Insurance policies that provide comprehensive
                              protection to businesses, including coverage for property damage from fire, lightning, windstorm and certain other perils, for losses from crime, and for liability for personal injury to others.

Direct premiums
  written..................   Total premiums written by an insurer other than
                              premiums for reinsurance assumed by an insurer.

Dividend ratio.............   Under statutory accounting, the ratio of dividends
                              to policyholders to net earned premium.

Earned premiums............   The portion of net premiums written applicable to
                              the expired period of policies.

Expense ratio (GAAP).......   The ratio of underwriting expenses (including
                              general operating expenses and any reinsurance ceding commissions but excluding the amortization of excess of costs over the fair value of net assets acquired) to net premiums earned (including recoveries on reinsurance premiums).

FAIRA......................   The New Jersey Fair Auto Insurance Reform Act,
                              passed in 1990.

Generally accepted
accounting principles
(GAAP).....................   Accounting practices and principles as defined by
                              the American Institute of Certified Public
                              Accountants and the Financial Accounting Standards
                              Board. GAAP is the method of accounting typically used for reporting to persons or entities other than insurance regulatory authorities.

Gross written
  premiums.................   The total premiums on all policies written by an
                              insurer during a specified period of time without any reduction for acquisition costs, reinsurance costs or other deductions.

Incurred losses............   The sum of losses paid plus the change in the
                              estimated liability for claims which have been reported but which have not been settled and claims which have occurred but have not yet been reported to the insurer.

Incurred but not reported
  (IBNR) loss reserves.....   The estimated liability of an insurer, at a given
                              point in time, with respect to losses that have been incurred but not yet reported to the insurer and for potential future developments on reported claims.

Industry combined
  ratio....................   This is a broad measure of the property and
                              casualty insurance industry's performance for a particular period as compiled by the A.M. Best
                              Company, Inc. A comparison of a company's combined ratio with the industry combined ratio does not necessarily indicate that a company has performed well or poorly as compared to its peers.

Insurance Regulatory
  Information System
  (IRIS)...................   The rating system developed by NAIC to assist
                              state insurance departments in overseeing the financial condition of insurance companies.

Insurance risks:
  preferred, standard,
  non-standard.............   Categories of underwriting classifications for
                              risk selection and pricing. The classifications consider the loss experience, the degree of hazard and loss frequency potential. Preferred risks have an absence of prior losses, low degrees of hazard, and/or low loss frequency potential. Standard risks have average loss experience, moderate degree of hazard and/or moderate loss frequency potential. Non-standard risks have above average loss experience, a higher degree of hazard and/or higher loss frequency potential.

Insurance underwriting.....   The process whereby an insurer reviews
                              applications submitted for insurance coverage and determines whether it will accept all or part of the coverage being requested and what the applicable premiums should be. Underwriting also includes an ongoing review of existing policies and their pricing.

Insurance underwriting
  expenses.................   The aggregate of policy acquisition costs and the
                              portion of administrative, general and other expenses attributable to underwriting operations.

Insurance underwriting
  profit (loss)............   The excess (deficiency), determined under
                              statutory accounting practices, resulting from the difference between earned premiums and the sum of incurred losses, loss expenses and underwriting expenses.

Loss adjustment
  expenses (LAE)...........   The expenses of investigating and settling claims,
                              including legal fees, outside adjustment expenses and other general expenses of administering the claims adjustment process.

Loss ratio (GAAP)..........   The ratio of incurred losses and loss adjustment
                              expenses to net premiums earned (including recoveries on reinsurance premiums).

Loss reserves..............   The estimated liability of an insurer, at a given
                              point in time, with respect to unpaid incurred losses, including losses which are incurred but not yet reported (IBNR), and related loss adjustment expenses.

National Association of
  Insurance Commissioners
  (NAIC)...................   A voluntary organization of state insurance
                              officials that promulgates model laws regulating the insurance industry, values securities owned by insurers, develops and modifies insurer financial reporting statements and insurer performance criteria, and performs other services with respect to the insurance industry.

Net premiums written.......   The portion of direct premiums written retained by
                              an insurer after adding assumed reinsurance premiums and deducting premiums on business ceded.

Net underwriting gain......   Earned premium less net losses (including loss
                              adjustment expenses) incurred and policy acquisition costs and other underwriting expenses.

Personal and commercial
  automobile...............   Insurance policies that provide protection against
                              liability for bodily injury and property damage arising from automobile accidents, and provide protection against loss from damage to automobiles owned by the insured.

Policyholders' (or
  statutory) surplus.......   Total admitted assets less total liabilities, as
                              determined in accordance with statutory accounting practices.

Preferred agencies.........   Those of the Company's independent agencies which
                              meet special qualifying standards and are designated "preferred agencies." Preferred agencies may submit new business and are paid a higher commission.

Reinsurance................   A procedure whereby an insurer remits or cedes a
                              portion of the premium to another insurer or reinsurer as payment to that insurer or reinsurer for assuming a portion of the related risk.

Statutory accounting
  and Statutory
  Accounting Principles
  (SAP)....................   Recording transactions and preparing financial
                              statements in accordance with the rules and procedures prescribed or permitted by statute or regulatory authorities, generally reflecting a liquidating, rather than a going concern, concept of accounting. The principal differences between statutory accounting practice SAP and GAAP, the method by which the Company generally reports its financial results are: (a) under SAP, certain assets that are not admitted assets are eliminated from the balance sheet; (b) under SAP, policy acquisition costs are expensed as incurred, while under GAAP, they are deferred and amortized over the term of the policies; (c) under SAP, no provision is made for deferred income taxes;
                              (d) under SAP, certain reserves are recognized which may not be recognized under GAAP; and (e) under SAP, the reinsurance profit sharing is credited to underwriting expenses. All SAP data presented herein are filed with the departments of insurance in the states where the Company does business.

Statutory capital and
  surplus..................   The sum remaining after all liabilities are
                              subtracted from all assets, applying statutory accounting principles. This sum is regarded as financial protection to policyholders in the event an insurance company suffers unexpected or catastrophic losses.

Take All Comers ("TAC")....   A provision under New Jersey state law requiring
                              insurance carriers offering private passenger auto insurance to accept any driver for coverage as long as such driver possess fewer than nine eligibility points and otherwise complies with the carrier's filed rates and underwriting guidelines.


Item 2. PROPERTIES

     Neither the Company nor any of its subsidiaries owns real property. Home State leases 29,615 square feet at 3 South Revmont Drive, Shrewsbury, New Jersey and 22,784 square feet at 1030 Broad Street, also in Shrewsbury, New Jersey. Both leases extend until March 31, 2005 and provide for annual lease payments of $554,106 escalating to a maximum of $874,039 by the end of the lease term.

     Home State is currently obligated on an existing lease for 20,833 square feet at One Harding Road, Red Bank, New Jersey, which lease extends until April 1, 2000 and provides for annual lease payments of $291,592 in 1996, escalating to $312,420 by the end of the term. Home State has sub-leased approximately 17,660 square feet for varying rates and terms. In recognition of the liability of the Red Bank lease and the reduced market rates attainable in the immediate vicinity for such sub-leasing activities, the Company recognized a non-recurring charge of approximately $380,000 during 1994. No additional charge was required during 1995 or 1996.

     Westbrook currently sub-leases 1,600 square feet at 1062 Barnes Road, Wallingford, Connecticut. The sub-lease extends until October 14, 1998 and provides for annual lease payments of $21,300.

     Pinnacle leases 7,808 square feet at 116 Wedgewood Drive, Carrollton, Georgia. The lease extends until December 31, 1998 and provides for annual lease payments of $99,000.

     Quaker City leases 3,128 square feet at Eight Neshaminy Interplex, Trevose, Pennsylvania. The lease extends until December 31, 1997 and provides for annual lease payments of $59,901.

     Merchant Bakers leases 1,780 square feet at 1400 Old Country Road, Westbury, New York. The lease extends until January 31, 1998 and provides for annual lease payments of $49,082, which space has been fully sub-leased through the end of the lease. In addition, Merchant Bakers leases 21,800 square feet at 116 John Street, New York, New York. The lease extends until October 31, 2004 and provides for annual lease payments of $190,750.

Item 3. LEGAL PROCEEDINGS

         In the normal course of business, the Company is a defendant in various lawsuits. The Company is not engaged in any litigation which management believes would, if resolved adversely to the Company, have a material impact on the financial position or result of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such person and the period during which each person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.


                                                                                                           Officer
Name                                       Age       Position                                               Since
----                                       ---       --------                                              -------
Mark S. Vaughn (1)....................     49        President, Chief Executive Officer,                    1994
                                                     Vice Chairman of the Board of Directors
                                                     and Treasurer
Michael H. Monier (2).................     56        Chairman of the Board of Directors and Secretary       1987
Eric A. Reehl (3)                          33        Executive Vice President, Chief Financial Officer,     1993
                                                     Asst. Treasurer, Asst. Secretary
Kenneth E. Edwards (4)................     38        Senior Vice President - Finance                        1993
William G. Hurlman (5)................     44        Senior Vice President - Underwriting/Marketing         1995
R. Scott Conant (6)...................     46        Senior Vice President - Claims                         1996
James M. Tennyson, Jr. (7)                 43        Senior Vice President -
                                                                 Management Information Services            1994
Richard W. Bird (8)...................     48        Vice President - Marketing                             1996
Vicki F. Blaich (9)...................     38        Vice President - Claims                                1993
James A. Byrne Jr. (10)...............     53        Vice President - Marketing                             1992
Mark Fradkin (11).....................     52        Vice President - Personal Lines Underwriting           1994
Scott A. Morgan (12)..................     37        Vice President - GAAP Accounting                       1996
Mary Jane Poverstein (13).............     50        Vice President - Human Resources                       1995
Benn Prybutok (14)....................     48        Vice President - Government Affairs                    1993
George E. Roberts, Jr. (15)...........     49        Vice President - Marketing                             1996
Francesco Stancati, Jr. (16)..........     42        Vice President - Commercial Underwriting               1994
Richard D. Thomas (17)................     39        Vice President - Actuary                               1996
Pauline L. Tuano (18).................     61        Vice President - Statutory Accounting                  1995

----------------------

 (1) Mark S. Vaughn has served as President, Chief Executive Officer, Vice Chairman of the Board of Directors and Treasurer of the Company since June of 1996. Mr. Vaughn also currently serves as a Director of the Company as well as each of its insurance and non-insurance related subsidiaries. He is President and Chief Executive Officer of Aspen Intermediaries, Inc., Home State Insurance Company, Home State Investment, Inc. and Quaker City Holdings, Inc. He is Chairman and Chief Executive Officer of Home Mutual Insurance Company, New York Merchant Bakers, Pinnacle Insurance Company, Quaker City Insurance Company, Transportation Insurance Network, Inc., Transportation Insurance Agency Network, Inc. and Westbrook Insurance Company. He also serves as President of Aspen Intermediaries, LLC and Home State Insurance Management, LLC. From June 1994 through June of 1996, Mr. Vaughn served as Senior Vice President, Marketing and Underwriting. Mr. Vaughn began his insurance career in 1971 as a commercial underwriting and marketing representative for The Travelers Insurance Company. In 1973 he joined an insurance agency, where he became a managing partner. In 1981, Mr. Vaughn joined Transamerica Insurance Group, and assumed increased levels of responsibility during his 13-year career. In 1990, Mr. Vaughn was promoted to Senior Vice President, and became responsible for nationwide personal lines operations for all Transamerica companies.

 (2) Michael H. Monier has served as Chairman of the Board of Directors of the Company since its formation in 1987 and as Secretary since 1993. Mr. Monier is a member of the Executive and Compensation Committees of the Board of Directors. Mr. Monier has served as a Director or Manager of each of the Company's subsidiaries and Home Mutual since the commencement of their respective affiliations with the Company and as Treasurer of Quaker City Holdings since 1990. He is also Vice President of Tower Hill. Since 1986 Mr. Monier has been Vice President and Secretary of Woodhaven Investors Inc., which serves as investment advisor to Home State and Quaker City. In addition, Mr. Monier has served as President of Michael Monier and Associates, an investment firm since 1985, and has served as Vice President and Treasurer of Landmark Management, Inc., a real estate investment firm, since 1974. From 1972 until 1991 Mr. Monier served as Managing Director of the investment firm of Samson & Monier Associates. Mr. Monier has also been a principal of the general partners of several single asset real estate limited partnerships.

 (3) Eric A. Reehl has served as Executive Vice President, Chief Financial Officer, Assistant Secretary and Assistant Treasurer of the Company since June of 1996. Mr. Reehl also currently serves as Director, Executive Vice President and Chief Operating Officer of Aspen Intermediaries, Inc. Director, Executive Vice President and Treasurer of Aspen, LLC. Director, Chief Financial Officer and Treasurer of Home Mutual. Director, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Home State Insurance. Director, Secretary and Chief Operating Officer of Home State Investment. Director, Executive Vice President and Treasurer of HSIM LLC. Director, Executive Vice President and Chief Financial Officer of New York Merchant Bakers. Director, Executive Vice President and Chief Financial Officer of Pinnacle. Executive Vice President, Chief Financial Officer, Assistant Treasurer and Secretary of Quaker City Holdings. Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Quaker City Insurance. Director, Chief Operating Officer, Secretary and Treasurer of Tower Hill. Director, Executive Vice President, Secretary and Treasurer of Transportation Insurance Network and Transportation Insurance Agency Network and Director, Executive Vice President, Chief Financial Officer and Secretary of Westbrook. From 1990 to 1993, Mr. Reehl was affiliated in various capacities with Woodhaven Investors, Inc. ("Woodhaven"), an investment firm. From 1989 to 1990, Mr. Reehl served as Secretary, Treasurer and Director of Corporate and Portfolio Development for Consolidated Capital Equities Corporation, a real estate concern in which certain general partnership interests were purchased by Woodhaven pursuant to a plan of reorganization filed under Chapter 11 of the Bankruptcy Reform Act of 1978. Prior to 1989, Mr. Reehl was a bankruptcy and reorganization consultant with Arthur Young & Company, a public accounting firm.

 (4) Kenneth E. Edwards has served as Senior Vice President - Finance since March of 1996, prior to which he served as Vice President and Controller of the Company from August 1993 to February 1996. Mr. Edwards is also Senior Vice President - Finance of Home Mutual, Home State Insurance, New York Merchant Bakers, Pinnacle, Quaker City and Westbrook. He also serves as Director for New York Merchant Bakers and is Vice President and Controller for Quaker City Holdings. From 1986 to 1993, Mr. Edwards was at the certified public accounting firm of BDO Seidman, most recently as Director of Financial Institutions, Audit. From 1981 to 1986, Mr. Edwards was an Audit Supervisor at the certified public accounting firm of Coopers & Lybrand. Mr. Edwards is a certified public accountant.

 (5) William G. Hurlman currently serves as Senior Vice President and Chief Underwriting Officer of the Company. He also has responsibility for all field operations and the ceded reinsurance department. Mr. Hurlman came to the Company from Reliance Reinsurance Corporation where he held the position of Vice President for Treaty and Alternative Risk Underwriting. Prior to joining Reliance Re, he served as the Director of Continental Retention & Specialty Managers, a profit center at Continental Insurance which underwrote Risk Retention Groups and other alternative risk programs. Mr. Hurlman received his underwriting and marketing training at Crum & Forster Underwriters Group, where he held several technical and managerial positions.

 (6) R. Scott Conant has served as Senior Vice President, Claims for the Company since August, 1996. He also serves in the same capacity for Home State Insurance Company, Quaker City Insurance Company, Pinnacle Insurance Company, New York Merchant Bakers Insurance Company, Home Mutual Insurance Company and Westbrook Insurance Company. From 1995 through 1996, Mr. Conant served as a manager and claims/litigation consultant for KPMG Peat Marwick LLP. From 1977 to 1994, Mr. Conant was affiliated with Crum & Forster Insurance Company, a wholly owned subsidiary of Talagen Holdings, Inc., where he served in various management positions, including Vice President - Claim/Legal. Prior to 1977, Mr. Conant was a claims adjuster and supervisor with Liberty Mutual Insurance Company.

 (7) James M. Tennyson, Jr. was promoted to Senior Vice President, Management Information Systems of the Company in February, 1996. Prior to which he served as Vice President, Management Information Systems from March, 1994. From 1990 until he joined the Company, Mr. Tennyson was a consultant for XCEL Systems and Programming. From 1989 through 1991 he served as Corporate Director, Information Systems at

     Universal Health Services of King of Prussia, PA, which owns 33 for-profit hospitals in the United States. Prior thereto he held a similar position at the Trump Organization's Gaming Division in Atlantic City, New Jersey. Mr. Tennyson was also a consultant for Provident and Greentree Mutuals of Philadelphia and Colonial Indemnity Insurance Company before joining the Company.

 (8) Richard W. Bird has served as Vice President, Marketing of the Company since May 1996. He also serves as the Regional Vice President, Southeast Region for the Home State Insurance Group. Director, President and Chief Operating Officer of Pinnacle and Vice President of Quaker City Insurance Company. From 1974 to 1987, Mr. Bird was at Classified Insurance Corporation, a regional company, where he was the officer in charge of the Marketing, Underwriting, Operations, Claims, Administration and finally Regional Vice President of all functional departments. From 1987 to 1992, Mr. Bird was with the Viking Insurance Company as first a Regional Vice President and after three years, promoted to corporate Vice President of Underwriting. From July 1993 to May 1996, Mr. Bird was with the Superior Insurance Company of Atlanta as Vice President, Underwriting/Operations where prior to leaving he had assumed the additional role of Vice President
     - Product Management. Mr. Bird has over 22 years experience in the property and casualty insurance industry.

 (9) Vicki F. Blaich has served as Vice President, Claims of the Company since 1993. Ms. Blaich is also Vice President, Claims of Home State Insurance, New York Merchant Bakers, Pinnacle, Quaker City and Westbrook. Prior to joining the Company, Ms. Blaich served as Claims Manager for Amgro, a division of Hanover Insurance Company, from 1984 to 1993. Ms. Blaich has worked in the insurance industry for twelve years.

(10) James A. Byrne, Jr. has served as Vice President, Marketing of the Company since December 1992. Mr. Byrne served as President of Merchant Bakers from 1979 through 1992 and has served as President and Chief Operating Officer of Merchant Bakers since June 1994. From 1992 through June 1994, he served as its Executive Vice President. He is also a Director of Merchant Bakers. In addition, Mr. Byrne is a Director and Vice President of Home Mutual. Vice President and Treasurer of Pinnacle. Director and Vice President of both Transportation Insurance Network and Transportation Insurance Agency Network and as Director, President and Chief Operating Officer of Westbrook. Mr. Byrne has worked in the insurance industry since 1965.

(11) Mark R. Fradkin, CPCU, has served as the Company's Vice President for Personal Line Underwriting since April 1994. Prior to June 1996, he was also directly responsible for underwriting and marketing management of the Home State Insurance Company's personal automobile business in New Jersey. His responsibilities are now focused on personal lines underwriting management at the corporate level of all insurance company subsidiaries. Mr. Fradkin has 30 years experience in the property and casualty insurance industry. He was a Commercial Casualty Underwriter for CNA Insurance and Aetna Casualty & Surety Company in New York, later becoming Assistant Director of Research for the Independent Insurance Agents of America (1971-1977) and Senior Research Associate for the American Insurance Association (1978-1985). Immediately prior to joining Home State, Mr. Fradkin was the senior underwriting executive of the New Jersey Automobile Full Insurance Underwriting Association and the Market Transition Facility of New Jersey (1985-1994).

(12) Scott A. Morgan has served as Vice President, GAAP Reporting of the Company and each of the Company's subsidiaries since joining the Company in June, 1996. From 1987 to May 1996, Mr. Morgan was at the certified public accounting firm of Coopers & Lybrand, L.L.P., most recently as Manager, Business Assurance, serving clients in the insurance and banking industries. From 1985 to 1987, Mr. Morgan was Supervisor, GAAP Accounting for Bankers National Life Insurance Company and from 1981 to 1985, was Senior Accountant for the Beneficial Corporation insurance group of subsidiaries. Mr. Morgan is a certified public accountant.

(13) Mary Jane Poverstein joined Home State Holdings, Inc. in October 1995 as Vice President, Human Resources. Prior to joining the Company, Ms. Poverstein was employed by The Continental Insurance Companies where she assumed increasing levels of responsibilities in her 14 year career. She served on the Board of Directors from 1983 to 1987 of the Loyalty Life Insurance Company, a wholly-owned subsidiary of the Continental organization. Prior to joining Continental, Ms. Poverstein worked at the Bendix Corporation for 10 years. She has over 20 years experience in Human Resources management.

(14) Benn Prybutok joined the Company in 1992 and became Vice President, Governmental Affairs in 1993. He has served as a Director of Quaker City since May, 1992, and since June 1994 has served as its President and Chief Operating Officer. He is also a Director of Home Mutual and Pinnacle, Secretary of Home Mutual and Vice President of Westbrook. Mr. Prybutok served as legislative liaison to the Pennsylvania Insurance Department from 1974 to 1979. He served in various management capacities with Allianz Insurance Group from 1979 to 1984, Pacific Compensation Insurance Company from 1985 to 1989, United National Insurance Company from 1989 to 1990 and The Resource Intermediary Group, Ltd. from 1990 to 1992.

(15) George E. Roberts joined the Company in June of 1996 as Vice President of Marketing and serves as Regional Vice President - Mid Atlantic Region of the Home State Insurance Group. He is also a Director and Vice President of Marketing for Quaker City Insurance Company. Mr. Roberts served as Vice President - Underwriting for Warner Insurance Services of Fairlawn, New Jersey from 1991 until 1995. Mr. Roberts was employed with Hanover Insurance Company of Piscataway, New Jersey from 1983 until 1991, first as a Personal Lines Manager and then as Director of Operations and Director of Underwriting and Marketing. From 1971 through 1983, Mr. Roberts was with Seaboard Underwriters, Inc. of Burlington, North Carolina, serving as Assistant Branch Manager in their Augusta, Georgia office, then Branch Manager of their Saginaw, Michigan office. Mr. Roberts was also Personal Lines Underwriting and Marketing Manager of the national office in North Carolina.

(16) Francesco Stancati, Jr. has served as Vice President, Commercial Lines Underwriting of the Company since August, 1994 and serves in the same capacity with each of the Company's insurance subsidiaries and Home Mutual. Mr. Stancati has sixteen years of experience in the property and casualty insurance industry. Mr. Stancati was employed with the Aetna Life and Casualty Companies from April, 1979 through August, 1994, and from July 1990 until his departure, he held the position of Standard Strategic Business Unit Underwriting Manager.

(17) Richard D. Thomas joined the Company in June 1996 as Vice President and Actuary. Mr. Thomas also serves as Vice President and Actuary for Home Mutual, Home State, Merchant Bakers, Pinnacle, Quaker City and Westbrook. Prior to joining the Company, Mr. Thomas worked for Continental/CNA Insurance from 1983 through 1996, with his most recent position being Director and Assistant Actuary in charge of commercial lines pricing and profitability analysis. Mr. Thomas became a fellow in the casualty Actuarial Society in 1994.

(18) Pauline L. Tuano joined the Company in May 1995 as Vice President, Statutory Accounting. Ms. Tuano also serves as Vice President, Statutory Accounting of Home Mutual, Home State, Quaker City, Pinnacle, Westbrook and Merchant Bakers. Prior to joining the Company, Ms. Tuano was employed by The Continental Insurance Corporation from 1979 through April 1995, where she assumed increased levels of responsibilities in her 16 year career. From 1975 through 1979, Ms. Tuano was General Accounting Manager for Drake Insurance company and from 1970 through 1974, Ms. Tuano served as an Assistant Secretary for the Constitution Reinsurance Corporation. Ms. Tuano has over twenty five years experience in the insurance industry.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Since August 12, 1993, the Company's Common Stock has been traded in the NASDAQ National Market System under the symbol "HOMS". The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, all as reported on NASDAQ.

1994                                           High                     Low
----                                           ----                     ---
First Quarter...........................      $19.75                   $14.50

Second Quarter..........................      $17.50                   $14.50

Third Quarter...........................      $16.00                   $13.25

Fourth Quarter..........................      $15.00                   $12.00


1995                                           High                     Low
----                                           ----                     ---
First Quarter...........................      $15.50                   $13.25

Second Quarter..........................      $13.88                   $ 9.00

Third Quarter...........................      $ 9.88                   $ 8.00

Fourth Quarter..........................      $10.25                   $ 8.00


1994                                           High                     Low
----                                           ----                     ---
First Quarter...........................      $10.75                   $ 9.00

Second Quarter..........................      $10.25                   $ 8.88

Third Quarter...........................      $ 8.75                   $ 7.25

Fourth Quarter..........................      $ 8.13                   $ 7.25

     The number of record holders of the Common Stock was approximately 73 on April 11, 1997. As most shares of Common Stock are held in street name, the Company believes that the number of beneficial holders is substantially higher.

     The Company has not paid any cash dividends on its Common Stock since its inception and does not contemplate payment of any cash dividends in the foreseeable future. See Note 14 to the Consolidated Financial Statements.

     Recent Sales of Unregistered Securities

     On October 4, 1996, the Company raised $10,000,000 in additional capital through the private placement of 10,000 shares of its Series A Cumulative Voting Preferred Stock (the "Preferred Stock") to Swiss Reinsurance America Corporation ("Swiss Re") and Reliance Insurance company ("Reliance") pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") dated as of October 4, 1996 among the Company, Swiss Re and Reliance. Swiss Re and Reliance each purchased $5,000,000 of the Preferred Stock.

     Each share of Preferred Stock is entitled to one vote along with the Company's common stock and carries a dividend rate of 7.5%. The Company may call the Preferred Stock for redemption at any time after the fourth anniversary of the closing. The Preferred Stock must be redeemed at $1,000 per share plus any accumulated dividends in five equal tranches at the 10th through 14th anniversaries of the closing.

     Each share of Preferred Stock carries with it detachable Class A Warrants ("Warrants") to purchase 140 shares of the Company's common stock for $9.50 per share at any time until October 4, 2003. The number of shares of the Company's common stock deliverable upon exercise of the Warrants, and the exercise price thereof, are subject to adjustment as provided in the Warrants. If all of the Warrants issued in connection with the $10,000,000 of Preferred Stock issued were to be exercised, the 1,400,000 shares of common stock purchased would represent approximately 19.8% of the Company's issued and outstanding common stock as of December 31, 1996.

     The Company also entered into a Registration Rights Agreement dated as of October 4, 1996 with Swiss Re and Reliance (the "Current Registration Rights Agreement") pursuant to which the Company granted Swiss Re and Reliance registration rights entitling each of such investors to two demand registrations (for a total of four demand registrations) and unlimited "piggyback" rights with respect to the shares of common stock issuable upon exercise of the Warrants. In addition, the Company has amended its October 3, 1994 Registration Rights Agreement (the "1994 Registration Rights Agreement") entered into at the time of the Company's 1994 private placement of 11.50% Subordinated Notes (the "Subordinated Notes") and warrants (the "Existing Warrants") to provide for an additional demand registration right thereunder and the pro rata, pari passu treatment of registration rights under the 1994 Registration Rights Agreement and the Current Registration Rights Agreement.

Item 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA


     The following table sets forth certain selected consolidated operating and balance sheet data for each of the five years in the period ending December 31, 1996. This data should be read in conjunction with the financial statements and accompanying notes included elsewhere herein. The consolidated financial statements for the years ended December 31, 1996, 1995, 1994 and 1993 have been audited by Coopers & Lybrand, L.L.P., independent accountants. The consolidated financial statement for the year ended December 31, 1992 was audited by BDO Seidman, independent accountants.


                                                                          Year Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                1996               1995              1994               1993               1992
                                              --------           -------           -------            -------            -------
                                                                          (Dollars in Thousands)
Operating Data:
     Net premiums earned                      $101,680           $58,915           $29,895            $22,375            $13,627
     Net investment income                       4,647             3,459             1,935              1,174                573
     Reinsurance profit sharing                (2,426)             5,993             3,748              2,645              1,425
     Net realized capital gains (losses)             5               269               (99)               293                148
     Financial services group income (5)         3,692             2,981             2,142                 --                 --
     Other income (1)                              135               315               452              1,016                100
     Insurance losses and loss                 112,395            49,306            22,693             16,155              9,785
       adjustment expenses
     General and administrative expense         27,727            12,372             7,821              4,110              2,605
     Interest expense                            2,755             2,066               503                111                164
     Income (loss) before taxes on             (35,146)            8,188             7,054              7,127              3,319
       income and minority interest
     Income tax (benefit)                      (14,456)            2,008             2,477              2,224                744
     Minority interest (benefit) expense          (163)               57                81                238                182
     Net income  (loss)                        (20,527)            6,123             4,497              4,666              2,393
     Net income (loss) per common share (2)     ($3.66)            $1.08             $0.79             $ 1.00             $ 0.59

Other Data:
     Gross premiums written                   $207,367          $124,796           $58,237            $52,273            $35,181
     Net premiums written                       89,960            67,027            31,246             27,436             17,617
Statutory Data:
     Net underwriting gain (loss) (3)         ($30,834)           $1,313            $2,879             $3,605             $1,253
     Policyholders' surplus                     29,427            37,292            24,226             11,196              6,063
Financial Ratios: (4)
     GAAP
          Loss ratio(3)                            113%               76%               67%                66%                65%
          Expense ratio (3)                         25                17                21                 14                 20
          Combined ratio                           138                93                88                 80                 85
Balance Sheet Data:
     Investments                               $91,374           $78,796           $45,831            $30,575            $12,710
     Cash and cash equivalents                  11,842             9,544             6,183              4,476              4,551
     Total assets                              343,549           240,521           133,189             87,221             45,994
     Unearned premiums                          85,863            71,291            32,142             27,788             18,952
     Notes and other obligations payable        22,005            18,300            16,220                 --              2,243
     Stockholders' equity                       19,912            39,052            32,724             28,009              4,876
     Capital expenditures                        1,607             1,345             2,061                293                137

----------

(1) Primarily book rollover fees and, for years prior to 1994, management fees which totaled $158,000, $315,000, $914,000 and $30,000 for 1995, 1994, 1993
     and 1992 respectively.

(2) 1992 is based upon 4,050,000 shares as adjusted for the Company's 1993 recapitalization. 1996 reflects dividends on the Preferred Stock.

(3)  Includes reinsurance profit sharing income.

(4)  See "Item 1. Business-Glossary" for a discussion of GAAP.

(5)  Formed in 1994.

(6)  Includes physical damage quota share adjustments.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is primarily engaged in underwriting personal and commercial auto insurance. The Company reported a net loss of $20.5 million in 1996, compared to net income of $6.1 million for the year ended December 31, 1995.

     The loss in 1996 is principally due to an increase in the Company's loss and LAE ratio, computed under Generally Accepted Accounting Principles ("GAAP"), from 76% in 1995 to 113% in 1996.

     The increase in the loss ratio is predominantly due to: 1) the impact of the 1996 winter storms; 2) a reassessment of current and prior accident year anticipated loss experience following an increase in the volume of reported claims falling below the companies' attachment points; and 3) decreased reinsurance profit sharing income resulting from the impact of increased loss ratios.

     Winter Storms

     The winter storms of 1995-1996 produced significant catastrophic losses for the property and casualty industry. Particularly affected were insurers like Home State and Home Mutual, with significant concentrations of insured risks in the Northeast. The impact of the storms on the Company was greater due to the recent pooling agreement entered into with Home Mutual effective January 1, 1996. Storm related losses suffered by the Company and Home Mutual combined were estimated to be approximately $6 million.

     Reassessment of Current and Prior Accident Year Loss Experience

     The process of estimating the ultimate liability for losses and LAE has been a particular challenge for the Company due to the significant growth in business, which has resulted in a substantial increase in claims reported, and the use of industry data while the Company's loss experience continues to develop.

     During the second quarter of 1996, the Company noted a significant increase in the volume of reported claims falling below the reinsurance attachment points, over and above the frequency anticipated in its calculation of loss reserves. At the same time, the Company conducted a thorough overall re-evaluation of its business plan and the profitability of the underlying business. In response to this review, management increased reserves by $12 million in the second quarter, predominantly within IBNR.

     In the remainder of 1996, the Company continued to reassess its current and prior year loss experience. As part of this review, in the fourth quarter of 1996, the Company undertook a comprehensive review of its case reserves. In addition to addressing loss reserving and growth issues, the Company also strengthened senior management and supervisory personnel in claims administration, as well as employing an internal actuary to assist with loss reserving estimates and pricing of risks. As part of the reassessment of the Company's loss experience, management made significant additional reserve increases in the fourth quarter of 1996, leading to a 1996 loss ratio of 113% and total adverse development of $23 million on 1995 and prior accident years.

     The review of open case reserves was concurrent with the hiring of a Senior Vice President of Claims and the initiation of a new case reserving philosophy. The new case reserving philosophy is based on earlier recognition of the ultimate settlement value for a given claim. While information concerning the comparative negligence of the persons involved in the occurrence is still utilized in establishing reserves, it receives less emphasis as compared to prior years. The Company still evaluates all provisions of the policy, anticipated net effect of salvage and subrogation, the ultimate settlement value and, where appropriate, the opinion of outside counsel and claims consultants.

     Management's emphasis in the fourth quarter of 1996 was to ensure that the new case reserving philosophy was fully implemented in all open claim files during the file review. During this process, the Company also implemented a formula reserve program for its new claims as well as more aggressive practices in managing pending claims file count per adjuster. These changes in case reserving were taken into account in setting the assumptions used in calculating the Company's total reserves requirement at December 31, 1996. These actions have also resulted in greater case reserves being established quicker than in the past.

     Reinsurance Profit Sharing

     The Company uses reinsurance in order to manage its risk and to maintain premium to surplus ratios recommended by regulatory authorities and rating agencies. The Company has historically maintained low retention to support its previous growth objectives through the use of excess of loss reinsurance.

     Although a majority of the profits on the ceded premium is retained by reinsurers, the Company participates in the profitability of such reinsurance in varying percentages, depending on the line of business. As a result of the significant reserve adjustments discussed above, the associated reinsurance profit sharing income recognized in prior years has been reduced significantly. As this has reduced total income, this has also negatively impacted the 1996 loss ratio. The Company recorded a pre-tax charge to earnings of $11.4 million in relation to return profit share on 1995 and prior accident years, offset by profit share income accrued for the 1996 accident year of $9 million (thereby recording a net charge to income of $2.4 million).

     Certain Actions To Improve Profitability

     As a result of the net loss incurred during 1996, and the resulting increase on leverage on the Company's surplus, management has slowed premium growth rates and reduced the size of its agency force.

     The Company is also looking to make changes in its reinsurance program going forward. In this regard, quota share reinsurance, rather than excess of loss reinsurance, will be the most effective means to provide the Company with reinsurance protection.

     As discussed above, in order to better control its loss experience, the Company has instituted a significant change in case reserving methodologies and taken actions to strengthen its balance sheet to compliment its revised growth targets. New claims management and loss reserving philosophies provide the Company with a more timely assessment of the loss characteristics of the Company's book of business. The change in claim reserving has assisted the Company in managing its policy renewal and growth efforts, particularly in the more competitive commercial lines business. Management is continuing to identify and non-renew commercial accounts which have exhibited poor loss characteristics, in addition to holding prices where possible in a highly competitive environment.

     Other recent management initiatives include a comprehensive claims management program, designed with the assistance of the Company's reinsurers to assist in reducing the pending file counts, thereby providing company staff adjusters the ability to focus on more recent accident year claims. The Company's goal is to reduce the period of time between when a claim is reported and when it is settled. The focus of claims management in 1997 will continue to be enhancement of operating practices to improve efficiency.

     A.M. Best Rating

     On April 10, 1997, the Company announced a downgrade by A.M. Best in the rating of each of its National Pool and New York Pool to "C". Such downgrade relates primarily to the Company's 1996 net loss from operations of approximately $20.5 million. Additional factors considered in the rating action included historical rapid growth, loss reserve development, diminished capital strength and dependency on surplus relief reinsurance arrangements.

     For a discussion of certain factors which could affect the Company's results of operations and financial position, see "-Safe Harbor Disclosure" below.

Results of Operations

     Year Ended December 31, 1996 Compared To Year Ended December 31, 1995

     Gross premiums written by the Company increased 66% from $124.8 million for the year ended December 31, 1995 to $207.4 million (including $25.4 million assumed from Home Mutual) for the year ended December 31, 1996. The Company's net earned premiums increased 72% from $58.9 million for the year ended December 31, 1995 to $101.7 million (including $9.9 million resulting from the pooling with Home Mutual) in the year ended December 31, 1996. The increase in net earned premiums resulted from increased premium volume, primarily in the Company's personal auto book of business, as well as the pooling of Home Mutual's underwriting results.

     Reinsurance profit sharing decreased from income of $6.0 million in 1995 to an expense of $2.4 million in 1996, primarily as a result of the reassessment of loss reserve assumptions during the year as previously discussed.

     Net investment income increased from $3.5 million in 1995 to $4.6 million in 1996. The increase in net investment income was primarily a result of an increase in invested assets which was partially offset by a decrease in investment yield from 5.8% in 1995 to 5.5% in 1996. Cash and invested assets were $103.4 million as of December 31, 1996 compared to $88.3 million as of December 31, 1995.

     The Company had $5,000 of net realized gains in 1996 derived from the call of fixed maturity investments as compared to $269,000 of net realized gains from the sale of securities in 1995.

     Income from the Company's financial services subsidiaries increased from $3.0 million in 1995 to $3.7 million in 1996. The financial services group is comprised of Aspen Intermediaries ("Aspen"), which provides reinsurance brokerage services; Tower Hill, Inc. ("Tower Hill"), which provides premium finance services; and HSIM L.L.C. ("HSIM") which provides certain administrative services to the Company. Aspen's reinsurance brokerage fee revenue increased to $2.1 million in 1996 from $1.6 million in 1995. Tower Hill received $1.5 million in premium financing income in 1996 compared to $604,000 in 1995. HSIM earned $775,000 in management fees from Home Mutual in 1995 compared to no such fees in 1996 as a result of the operating losses during 1996 at Home Mutual.

     Other income decreased from $315,000 in 1995 to $135,000 in 1996. Other income in 1996 consisted primarily of insurance premium installment fees, offset by premium receivable write-offs whereas in 1995, other income consisted primarily of book rollover fees and insurance premium installment fees.

     Insurance losses and LAE increased from $49.3 million in 1995 to $112.4 million in 1996 as a result of the increase in volume and risks assumed under premiums in force and the significant loss reserve development and establishment of new loss reserving philosophies during 1996 as discussed in the "Overview" section above.

     The Company's GAAP expense ratio increased from 17% in 1995 to 25% in 1996. The increase in the GAAP expense ratio in 1996 is the result of a reduction in reinsurance profit sharing and the Company's ceding commission rates under its new reinsurance agreements which has the effect of increasing net commission expenses. Additionally, Home Mutual entered into a service agreement to sell its assigned risk business which has resulted in a shift of expenses from losses to underwriting expense. The associated expense for servicing this business is now being reflected in the statement of operations as a result of the pooling agreement entered into in 1996 between Home Mutual and Merchant Bakers. Additionally, the Company's loss reserve increase has impacted the amount of policy acquisition costs deferred due to higher loss ratios used in determining the amount of acquisition costs that can be deferred. The impact of this has been mitigated to some extent by a change in the Company's method of accounting for deferred policy acquisition costs in the fourth quarter of 1996 to consider anticipated investment income.

     Home Mutual has incurred after pooling operating losses for the year ended 1996 of $1.9 million and as of December 31, 1996, its statutory based surplus is approximately $1.55 million. As a result, the Company recorded a charge to other expenses of $2.6 million during the last six months of 1996, representing a write down of its surplus notes in Home Mutual to their estimated net realizable value of $2.4 million. Also included in other expenses in 1996 is the benefit of $3.1 million from the acceleration of the amortization period of the excess of fair value over cost of the Merchant Bakers acquisition. The remaining other expenses for 1996 and all of 1995 are the operating expenses of the financial services group and parent company.

     Interest expense on the Company's subordinated notes payable and notes payable to bank increased to $2.8 million in 1996 from $2.1 million in 1995 due to the interest expense related to the bank credit facilities which were not fully utilized during 1995.

     The Company incurred a pre-tax loss of $35.1 million during 1996. Primarily as a result of net operating loss carrybacks, the Company recorded a $6.1 million current tax benefit. In addition, net operating loss carryforwards generated deferred tax benefits of $8.3 million. During 1995, the Company reported a tax expense of $2.0 million or a 26% effective tax rate.

     For the year ended December 31, 1996, the Company reported a $20.5 million net loss and a combined ratio of 138% as a result of the factors noted above as compared to net income of $6.1 million and a combined ratio of 93% for the year ended December 31, 1995.


Year Ended December 31, 1995 Compared To Year Ended December 31, 1994

     Gross premiums written by the Company increased by 114% from $58.2 million in 1994 to $124.8 million in 1995 (of which $22.8 million represents Merchant Bakers) due to the continued expansion of Home State's personal auto line of business in addition to the growth of Westbrook and Pinnacle (late 1994 acquisitions). The Company's net earned premiums increased 97% from $29.9 million in 1994 to $58.9 million in 1995 (of which $14.9 million represents Merchant Bakers).

     The Company has aggressively used reinsurance in order to achieve its growth objectives. Management has negotiated reinsurance treaties that enable the Company to leverage its resources in order to write additional risks while maintaining premium to surplus ratios recommended by regulatory authorities and rating agencies. Although a majority of the profits on the ceded premium is retained by reinsurers, the Company receives ceding commissions and profit sharing revenues which provide a means of participating in the profitability of the reinsurance programs. The Company continually evaluates the opportunity to retain a greater portion of ceded premium to reduce reinsurance costs and/or further enhance profitability. As a result, the Company has made certain changes in the combined reinsurance program during 1995 for 1996, moving certain classes of liability insurance business from excess of loss to quota share agreements. The historical loss ratio and/or policy limits for these classes make quota share reinsurance, rather than excess of loss reinsurance, the most effective means to provide the Company with reinsurance protection.

     Recoveries on reinsurance premiums increased from $3.7 million in 1994 to $6.0 million in 1995 (of which $2.8 million represents Merchant Bakers). This increase is a direct result of an increase of $25.5 million in ceded earned premium volume (of which $15.9 million is attributable to Merchant Bakers), and an increase in physical damage quota share adjustments, which were partially offset by unfavorable development on the Company's ceded risks of prior years. The volume of reinsurance profit sharing income is impacted by the amount of premiums ceded to reinsurers as well as the reinsurers' historical cumulative (over a three year period) loss experience on such premiums. Although adverse loss development could retroactively reduce profit sharing income, such retroactive adjustments cannot exceed the amount of the profit sharing previously recognized by the Company on reinsurance premiums.

     Net investment income increased from $1.9 million in 1994 to $3.5 million in 1995. The increase in net investment income was primarily a result of an increase in invested assets as well as the inclusion of Merchant Bakers. Cash and invested assets increased from $52.0 million in 1994 to $88.3 million in 1995 primarily as a result of the inclusion of Merchant Bakers and additional cash flows provided by operating activities.

     The Company had $269,000 of net realized gains in 1995 compared to $99,000 of net realized losses from the sale of securities in 1994. The realized net gains in 1995 were derived primarily from the sale of the Company's investments classified as available for sale and several bonds being called before scheduled maturity while the net realized losses in 1994 resulted from the sale of selected fixed maturity securities in the first quarter.

     Income from Home State Financial Services, Inc. and its subsidiaries, consisting primarily of reinsurance brokerage fees, financing revenue and management fees increased $900,000 or 43% from $2.1 million in 1994 to $3.0 million in the comparable period of 1995. In 1995, the financial services group was comprised of Aspen Intermediaries, Inc., which provides reinsurance brokerage services; Tower Hill, Inc., which provides premium finance services; and Home State Insurance Management, Inc., which provides certain administrative services. Aspen received reinsurance brokerage fees of $1.6 million in 1995 as compared to $1.1 million in the comparable period of 1994. Home State Insurance Management received $775,000 in management fees from Home Mutual in 1995 as compared to $1 million in the comparable period of 1994 and Tower Hill received $604,000 in financing income in 1995 and none in 1994. In 1996, the business of Home State Insurance Management was restructured as a limited liability company.

     Other income, consisting primarily of book rollover fees, decreased from $452,000 in 1994 to $315,000 in 1995. Book rollover fees were $315,000 in 1994 and $158,000 in 1995.

     Insurance losses and loss adjustment expenses increased $26.6 million or 117% from $22.7 million in 1994 to $49.3 million in 1995 (of which $13.2 million represents Merchant Bakers), primarily as a result of an increase in volume and risks assumed under premiums in force and adverse development in prior year reserves with respect to the commercial auto lines of business in New York and New Jersey. Consequently, the GAAP loss ratio increased to 76% in 1995 compared to 67% in 1994, as management is continuing to strengthen loss reserves.

     The GAAP expense ratio decreased to 17% in 1995 from 21% in 1994. The Company has experienced an increase in its overall operating expenses in 1995 as compared to 1994 largely to support the addition of $43.6 million of gross written premium in the Company's markets for personal and commercial automobile business. Favorable comparison of 1995 results to 1994 reflect the positive benefits of producing incremental premium growth by leveraging the Company's existing cost structure, as well as efficiencies derived from investments in technology made during the 1994 and 1995 fiscal years.

     Other expenses in 1995 and 1994 include the operating expenses of the financial services group and the parent company.

     Interest expense increased to $2.1 million in 1995 from $503,000 in 1994 due to the interest expense related to the private placement of subordinated debt completed in October 1994 and an unsecured line of credit.

     Tax expense decreased from $2.5 million in 1994 to $2.0 million in 1995 due primarily to an increase in the ratio of tax free income to taxable income. The Company's effective tax rate decreased from 30% (before non-recurring adjustments) in 1994 to 26% in 1995.

     Net income increased from $4.5 million in 1994 to $6.1 million in 1995 and the Company's GAAP combined ratio increased from 88% in 1994 to 93% in 1995 as a result of the factors noted above.


Liquidity and Capital Resources

     In October 1994, the Company completed a private placement of $17.0 million of subordinated notes and warrants (the "Private Placement"). During 1996, the Company secured an $18 million line of credit with its bank lenders to support the premium finance operations as well as provide a working capital facility for the holding company of which $5.6 million was outstanding at December 31, 1996. In March, 1997, such line of credit availability was eliminated for the premium finance operation and was reduced to $4.0 million for the holding company (none of which may be re-borrowed) in connection with a waiver of certain defaults resulting from the Company's failure to make a required pay down of the line of credit in the first quarter of 1997 and as a result of the Company's 1996 net loss. In connection with such waiver, the Company repaid all outstanding borrowings of Tower Hill. The amendment and waiver entered into with the banks provides, among other things, for an increase in interest rates, a February 28, 1998 maturity date and for the Company to make monthly principal repayments of $100,000 and prepayments of the net proceeds from any sale of a subsidiary or a subsidiary's assets or from the available portion of an anticipated tax refund. The March 31, 1997 amendment and waiver also provides for changes to certain of the debt covenants, including a requirement to maintain consolidated net worth, as defined of at least $28.5 million. See Note 6 to the Consolidated Financial Statements.

     The absence of financing for Tower Hill's business would have an adverse effect on the Company's financial services income. Although management plans to seek an alternate source of financing, there can be no assurance that such facilities will be secured. Furthermore, the reduction of the holding company's line of credit and its inability to re-borrow amounts repaid will have an adverse effect on the Company's liquidity and capital resources.

     In October of 1996, the Company raised $10,000,000 in additional capital through the sale of 10,000 shares of its Series A Cumulative Voting Preferred Stock (the "Preferred Stock") to Swiss Reinsurance America Corporation and Reliance Insurance Company. Swiss Re and Reliance each purchased $5,000,000 of the Preferred Stock. Proceeds of the sale were used to increase the capital and surplus of Merchant Bakers. The Company, Swiss Re and Reliance have also entered into agreements for the Company's subsidiaries to purchase reinsurance at commercially reasonable and actuarially sound rates and for Swiss Re and Reliance to provide certain management and consulting services to the Company.

     Each share of Preferred Stock is entitled to one vote along with the Company's common stock and carries a dividend rate of 7.5%. The Company may call the Preferred Stock for redemption at any time after the fourth anniversary of the closing. The Preferred Stock must be redeemed at $1,000 per share plus any accumulated dividends in five equal tranches at the 10th through 14th anniversaries of the closing. In addition, the Preferred Stock is subject to redemption upon the occurrence of specified redemption events. Each share of Preferred Stock carries with it detachable Series A Warrants ("Warrants") to purchase 140 shares of the Company's common stock for $9.50 per share at any time until October 4, 2003. If all of the Warrants issued in connection with the $10,000,000 of Preferred Stock issued were to be exercised, the common stock purchased would represent 19.8% of the Company's issued and outstanding common stock as of December 31, 1996.

     On March 31, 1997, the holders of the Preferred Stock waived a default for the year ended December 31, 1996 in a covenant requiring the maintenance of a net written premiums to statutory surplus ratio. In connection with such waiver, the Company agreed to elect an additional Director acceptable to the parties and to form a Strategic Planning Committee of the Board (to be chaired by such additional Director), the functions of which would include pursuing strategic alternatives for the Company to improve its financial condition.

     The Company generated positive cash flow from operations in 1996 of $4.2 million which was invested in high quality investment grade securities. The Company has a policy of investing a portion of its cash in short-term and highly liquid investments for the payment of pending claims and expenses. The Company believes that its liquid assets plus its cash flow from operations will be adequate to meet foreseeable cash requirements. During 1996, the Company conducted a thorough review of its business plans and primary insurance operations. As a result, the Company has re-evaluated its methodologies for case basis reserving and is aggressively managing its claims handling procedures. The change in claims management may accelerate the cash needed to settle claims, which management believes will be sufficiently met with existing cash and investment assets.

     The Company's insurance subsidiaries are subject to certain restrictions on their ability to transfer funds to the parent company in the form of cash dividends, loans or advances without regulatory approval. These restrictions, described below, are not expected to impair the ability of the Company to meet its cash obligations. However, to the extent the Company seeks to increase the capital of its insurance subsidiaries or pursue additional business opportunities, additional financing will be required. Accordingly, the Company is currently exploring financing alternatives which could take the form of regular debt, convertible debt, equity securities or some combination thereof. There can, however, be no assurance that financing will be available or that the Company will obtain financing on terms it deems acceptable.

     The reserve increases and reduction in reinsurance profit sharing experienced in 1996 have negatively impacted the statutory surplus levels of the insurance subsidiaries. These subsidiaries still maintain reported surplus at December 31, 1996 in excess of both minimum surplus and authorized control level risk based capital. Management does not anticipate this changing in 1997. To the extent that future premium writings exceed the statutory required leverage ratios (i.e., net premium writings to surplus), the Company believes it has the ability to either reduce those premium writings or effect reinsurance in order to bring the leverage ratios to interim statutory accepted guidelines.

     In view of the Company' rapid growth in premiums written, heavy reliance on reinsurance and unfavorable results in 1996, in February 1997 the Company retained Donaldson, Lufkin and Jenrette to assist in the Company's review of strategic alternatives to maximize the perceived inherent value in the direct premiums produced by the Company. Strategic alternatives could include the raising of additional capital or a sale of the Company. There can be no assurance that any such strategic alternative will be successfully achieved.

     As of December 31, 1996, the Company had approximately $91.4 million of investments and $11.8 million of cash and cash equivalents. The Company maintains a significant portion of its assets in high quality, fixed income investments with short maturities. An increase in interest rates will generally cause a decline in the market value of fixed income securities although presenting the opportunity to reinvest proceeds from maturing securities at higher yields. A decline in interest rates may result over time in lower yields as the proceeds from maturing securities are reinvested, although this may be offset by increases in the market value of fixed income investments with longer maturities. Because of the relatively short maturities of the Company's investments, the Company does not anticipate changes in interest rates to materially affect its liquidity and capital resources.

Dividend Restriction on Insurance Subsidiaries

     As a holding company, the principal source of the parent company's cash available for payment of dividends is dividends received from its insurance subsidiaries. State regulatory requirements limit the amount of annual dividends these companies can pay to the holding company without obtaining prior insurance department approval. The maximum amount distributable is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) net investment income for the preceding year, with larger dividends payable only upon prior regulatory approval. Accordingly, the maximum dividend which may be paid to the Company by its insurance subsidiaries without prior approval at December 31, 1996 is approximately $4.6 million.


Impact of Inflation

     Inflation may have an impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. The Company attempts to anticipate increases from inflation in establishing rates, subject to competitive and regulatory limitations.

     The Company considers inflation when estimating liabilities for losses and loss adjustment expenses. The liabilities for losses and loss adjustment expenses are management's estimates of the ultimate net costs of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investment income may partially offset potentially higher claims and expenses.

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per Share" (SFAS 128"). For the years ended December 31, 1996, 1995 and 1994 the Company has followed the standards established under APB No. 15 for computing and presenting earnings per share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces primary EPS, as defined in APB No. 15, with basic EPS. Additionally, SFAS 128 requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. SFAS also requires certain disclosures including: 1) a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation; 2) the effect given to preferred dividends in arriving at income available to common shareholders and; 3) securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period(s) presented.

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented.

     The Company has calculated basic and diluted EPS, as defined in SFAS 128 and interpreted by the Company based on information currently available, and has determined that such amounts do not differ materially from primary EPS, which is reflected in the Company's statement of operations, for the years presented.


Safe Harbor Disclosure

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those which might be projected, forecasted, or estimated in the Company's forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premiums, investment income, other revenue, capital and surplus, reserves, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity, financing needs, capital plans, potential corporate transactions, plans relating to products or services of the Company and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes", "estimates", "expects", "anticipates", "could have", "may have" and similar expressions.

     Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause its results to differ materially from such forward-looking statements include, but are not limited to, the following:

(1) Uncertainty regarding the adequacy of reserves for loss adjustment expenses, the establishment of which involve an inherent degree of uncertainty and may be impacted by numerous factors; (2) Factors affecting the property and casualty insurance industry generally including periods of intense price competition, the size and frequency of claims, escalating damage awards, natural disasters, changes in statutes, regulations and court decisions and regulatory constraints, which can cause fluctuations in underwriting results and net income; (3) The geographic concentration of a disproportionate amount of the Company's business, which could result in unusually severe storms or other natural disasters or adverse economic conditions in such geographic areas having an adverse impact on the Company; (4) Adverse effects resulting from the recent downgrading or any future downgrades in the ratings assigned by A.M. Best to the National Pool, the New York Pool or one of the Company's subsidiaries, which could adversely effect the Company's competitive position; (5) Capital and surplus levels may constrain the Company's ability to maintain or increase the volume of premiums it writes, result in regulatory scrutiny and/or require the Company to cede a greater portion of premiums written to reinsurers, which could reduce profitability; (6) State laws and regulations applicable to insurance holding companies, such as the Company, which, among other things, limit the payment of dividends by insurance subsidiaries; (7) The unavailability of reinsurance on favorable terms, a reinsurer's insolvency or inability to make payments under a reinsurance treaty or lower than estimated reinsurance recoveries on unpaid losses; (8) Changes in subrogation recovery rates; (9) Loss of significant independent agencies producing business for the Company; (10) Increases in interest rates, which cause a reduction in the market value of the Company's interest rate sensitive investments, including, but not limited to, its fixed income investment portfolio; (11) Decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments; (12) Changes in the demand for the financial services offered by the Company; and
(13) Adverse results in litigation matters.

     In addition to the factors outlined above that are directly related to the Company's businesses, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required in response to Item 8 appear elsewhere in this Report as listed in Item 14(a) of this Report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     In connection with the 1997 Annual Meeting of Stockholders of the Company, the Company intends to furnish stockholders with proxy materials which set forth the information required by Items 10 (other than information as to Executive Officers of the Registrant which is furnished in Part I, Item 4A hereof), 11, 12 and 13 of this Part III. The Company expects to file copies of such material with the Commission pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page(s)
                                                                        -------
(a)  (1) The following financial statements are included in Part II,
         Item 8:

         Report of Independent Accountants                                   F-2

         Consolidated Balance Sheets at December 31, 1996 and 1995           F-3

         Consolidated Statements of Operations for the year ended
         December 31, 1996, 1995 and 1994                                    F-4

         Consolidated Statements of Stockholders' Equity for the year
         ended December 31, 1996, 1995 and 1994                             F-5

         Consolidated Statements of Cash Flows for the year ended
         December 31, 1996, 1995 and 1994                                    F-6

         Notes to Consolidated Financial Statements                   F-7 - F-30

     (2) The following financial statement schedules (pursuant to Rule 5-04 and Rule 7-05 of Regulation S-X) are presented herewith:

         Report of Independent Accountants                                   S-1

         Schedule I    Summary of Investments -                              S-2
                       Other than Investments in Related Parties

         Schedule II   Condensed Financial Information of Registrant   S-3 - S-5

         Schedule III  Supplementary Insurance Information                   S-6

         Schedule IV   Reinsurance                                           S-7

         Schedule VI   Supplemental Information Concerning Property/         S-8
                       Casualty Insurance Operations

Schedules other than those mentioned above are omitted because the conditions requiring filing do not exist, or because the information is given in the financial statements filed herewith, including the notes thereto.

(b) During the quarter ended December 31, 1996, a report on Form 8-K dated October 4, 1996 was filed reporting on the private placement of Series A Preferred Stock and Warrants:


(c)  The following Exhibits are included in this report:

     Exhibit No.   Description of Exhibit
     -----------   ----------------------

        2.1 Plan of Conversion of New York Merchant Bakers Mutual Fire Insurance Company (Incorporated by Reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 2, 1995)

        3.1    (i) Form of Amended and Restated Certificate of Incorporation
                   of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement (No. 33-63904) on Form S-1 (the "S-1"))

     Exhibit No.   Description of Exhibit
     -----------   ----------------------


              (ii) Form of Amended and Restated By-Laws of the Company.
                   (Incorporated by Reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 4, 1996 (the "October 1996 8-K"))

        4.1 Specimen Common Stock Certificate. (Incorporated by Reference to Exhibit 4.1 to the S-1)

        4.2    (i) Purchase Agreement ("Purchase Agreement") dated as of
                   October 3, 1994, between the Company and purchasers of $17,000,000 principal amount of 11.50% subordinated notes and warrants, with form of notes and form of warrant attached. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 1994)

              (ii) Amendment No. 1, dated as of February 7, 1996, to Purchase
                   Agreement. (Incorporated by reference to Exhibit 4.2(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K"))

             (iii) Letter Agreement dated as of October 4, 1996 amending the
                   Registration Rights Agreement dated as of October 3, 1994 among the Company and the holders of the Subordinated Notes and warrants named therein and providing for consents and waivers from such holders. (Incorporated by reference to Exhibit 10.4 to the October 1996 8-K).

        4.3 Certificate of Designations, Preferences and Rights of Series A Cumulative Voting Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the October 1996 8-K).

        4.4 Form of Class A Warrant issued to Swiss Reinsurance America Corporation ("Swiss Re"). (Incorporated by reference to
                   Exhibit 4.2 to the October 1996 8-K).

        4.5 Form of Class A Warrant issued to Reliance Insurance Company ("Reliance"). (Incorporated by reference to Exhibit 4.3 to the October 1996 8-K).

       10.1 Form of Home State Agency-Company Agreement. (Incorporated by Reference to Exhibit 10.1 to the S-1)

       10.2        Form of Home State Contingent Commission Agreement.
                   (Incorporated by Reference to Exhibit 10.2 to the S-1)

       10.3 Form of Quaker City Agency-Company Agreement. (Incorporated by Reference to Exhibit 10.3 to the S-1)

       10.4        Form of Quaker City Agent's Contingent Commission Agreement.
                   (Incorporated by Reference to Exhibit 10.4 to the S-1)


       10.5 Services Agreement dated July 1, 1990 between Home State and PPIA, Assignment of Services Agreement to PPIM dated January 1, 1992 and Amendment dated June 3, 1993 to Services Agreement. (Incorporated by Reference to Exhibit 10.5 to the S-1)

       10.6        Services Agreement dated February 1, 1991 between Quaker
                   City and PPIA, Assignment of Services Agreement to PPIM dated January 1, 1992 and Amendment dated June 3, 1993 to Services Agreement. (Incorporated by Reference to Exhibit 10.6 to the S-1)

       10.7 Form of Investment Management Agreement as amended as of April 1, 1996 between each of the Company's insurance subsidiaries and Home Mutual, as client, and Woodhaven, as manager.

       10.8    (i) Surplus Debenture dated December 28, 1992 in the original principal amount of $1,000,000 made by Merchant Bakers payable to the Company. (Incorporated by Reference to Exhibit
                   10.9 to the S-1)

              (ii) Endorsement dated October 4, 1994, increasing principal amount of Surplus Debenture by $4,000,000. (Incorporated by Reference to Exhibit 10.9 (ii) to the 1994 10-K)

       10.9    (i) Surplus Debenture dated December 28, 1992 in the original principal amount of $500,000 made by Merchant Bakers payable to Home State. (Incorporated by Reference to Exhibit 10.10 to the S-1)

              (ii) Note Purchase Agreement dated as of July 29, 1994 between
                   Home State and the Company. (Incorporated by Reference to
                   Exhibit 10.10(ii) to the 1994 10-K)

     Exhibit No.   Description of Exhibit
     -----------   ----------------------


       10.10   (i) Surplus Debenture dated December 28, 1992 in the original principal amount of $500,000 made by Merchant Bakers payable to Quaker City. (Incorporated by Reference to Exhibit 10.11 to the S-1)

              (ii) Note Purchase Agreement dated as of July 29, 1994 between
                   Quaker City and the Company. (Incorporated by Reference to
                   Exhibit 10.11(ii) to the 1994 10-K)

       10.11 Plan of Capitalization between the Company and Merchant Bakers approved by the New York State Department of Insurance on December 18, 1993. (Incorporated by Reference to Exhibit
                   10.12 to the S-1)

       10.12 Agreement dated December 1, 1991 regarding Tax Loss Allocation among the Company, Home State, Quaker City Holdings and Quaker City. (Incorporated by Reference to
                   Exhibit 10.13 to the S-1)

       10.13 Lease Agreement dated April 20, 1993 between Walter C. Zimmerer, Jr. and Erma M. Zimmerer, Partners, as Landlord and Home State as Tenant. (Incorporated by Reference to Exhibit
                   10.14 to the S-1)

       10.14 Lease Agreement dated May 21, 1992 between The Korman Co. as agent for the Owner, as Landlord, and Quaker City, as Tenant. (Incorporated by Reference to Exhibit 10.15 to the S-1)

       10.15 Lease Agreement dated October 10, 1990 between Parkway Plaza Associated, as Landlord and Merchant Bakers, As Tenant. (Incorporated by Reference to Exhibit 10.16 to the S-1)

       10.16 Lease Agreement dated December 28, 1993 between Pinnacle, as Tenant, and Robert Stone D/B/A/ S&T Realty, as Landlord. (Incorporated by Reference to Exhibit 10.17 to the 1994 10-K)

       10.17 Lease Agreement dated December 19, 1994 between Merchant Bakers, as Tenant, and Paul F. Callan, Bruce Regenstreich, and Warren S. Koster, as Landlord. (Incorporated by Reference to Exhibit 10.20 to the 1994 10-K)

       10.18 Lease Agreement dated July 6, 1994 between Montrev L.P., as Landlord, and Home State, as Tenant. (Incorporated by Reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 8, 1994)

       10.19 Sub-lease Agreement dated October 15, 1994 between Westbrook, as Tenant, and National Indemnity Agency of Connecticut, Inc., as Landlord. (Incorporated by Reference to Exhibit
                   10.20 to the 1994 10-K)

       10.20 Agreement of Lease dated June 1996 between Hacienda Intercontinental Realty, N.V., as Landlord, and Merchant Bakers, as Tenant.

       10.21 1993 Stock Incentive Plan of the Company. (Incorporated by Reference to Exhibit 10.17 to the S-1)

       10.22   (i) Employment Agreement dated June 1, 1993 between the
                   Company and Robert Abidor. (Incorporated by Reference to
                   Exhibit 10.19 to the S-1)

              (ii) Amendment dated as of June 13, 1996 between the Company and
                   Robert Abidor amending the Employment Agreement. (Incorporated by reference to Exhibit 0.0 to the Company's Current Report on Form 8-K dated June 13, 1996)

             (iii) Termination Agreement dated December 6, 1996 between the
                   Company and Robert Abidor.

     Exhibit No.   Description of Exhibit
     -----------   ----------------------

       10.23 Stock Purchase Agreement, dated as of August 4, 1994, between the Company and Pinnacle Financial Group, Inc. and Amendment No. 1 thereto, dated as of November 8, 1994. (Incorporated by Reference to Exhibits 1 and 2 of the Company's Current Report on Form 8-K dated November 9, 1994)

       10.24 Stock Purchase Agreement between the Company and Home State dated June 1, 1993. (Incorporated by Reference to Exhibit
                   10.20 to the S-1)

       10.25       Memoranda of Reinsurance

               (i) Black and Silver Car Commercial Automobile Liability Quota
                   Share Reinsurance Agreement Effective January 1, 1997 through January 1, 1998

              (ii) Private Passenger Automobile Liability and Physical Damage
                   Quota Share Reinsurance Agreement Effective January 1, 1997 through January 1, 1998

             (iii) Private Passenger and Commercial Automobile Physical Damage
                   Quota Share Reinsurance Agreement Effective December 31, 1996 through December 31, 1997

              (iv) Commercial Automobile Physical Damage Excess of Loss
                   Reinsurance Agreement Effective January 1, 1997 through January 1, 1998

               (v) First Personal and Commercial Automobile Liability Excess of
                   Loss Reinsurance Agreement Effective January 1, 1997 through January 1, 1998

              (vi) Second Personal Automobile Liability Excess of Loss
                   Reinsurance Agreement Effective January 1, 1997 through January 1, 1998

             (vii) Commercial Automobile Liability Excess of Loss Reinsurance
                   Agreement Second, Third and Fourth Layers Effective January 1, 1997 through January 1, 1998

            (viii) Multiple Line Excess of Loss Reinsurance Agreement First,
                   Second and Third Layers Effective January 1, 1997 through January 1, 1998

              (ix) Medical and Rehabilitation Expenses Excess of Loss
                   Reinsurance Agreement Effective December 31, 1996 through January 1, 1998

              (x) Property Catastrophe Excess of Loss Reinsurance Agreement First, Second, Third and Fourth Layers.

              (xi) Property Catastrophe Excess of Loss Reinsurance Agreement
                   Underlying layer for Home Mutual and New York Merchant Bakers Effective January 1, 1997 to December 31, 1997, both days inclusive

     Exhibit No.   Description of Exhibit
     -----------   ----------------------


             (xii) Casualty Clash Excess of Loss Reinsurance Agreement First,
                   Second, Third and Fourth Layers Effective January 1, 1997 to December 31, 1997, both days inclusive

       10.26 Reinsurance Cover Memorandum for Private Passenger and Commercial Automobile Liability and Physical Damage Quota Share Reinsurance Agreement (unearned premium reserve) as of December 31, 1996.

       10.27 Sale, Lease and License Agreement dated October 6, 1993 between New York Central and the Company. (Incorporated by Reference to Exhibit 1 to the Company's Current Report on Form 8-K dated November 8, 1993)

       10.28 Letter Agreement dated October 6, 1993 between New York Central and the Company. (Incorporated by Reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 8, 1993)

       10.29 (i)   Administrative Services Agreement dated June 26, 1989
                   between New York Central and Home Mutual. (Incorporated by
                   Reference to Exhibit 3 to the Company's Current Report on
                   Form 8-K dated November 8, 1993)

             (ii) Assignment and Assumption Agreement dated April 1, 1994 between the Company and Home State Insurance Management, Inc. (Incorporated by Reference to Exhibit 10.30(ii) to the 1994 10-K)

       10.30 (i)   Note Purchase Agreement dated October 5, 1993 between New
                   York Central and the Company. (Incorporated by Reference to
                   Exhibit 4 to the Company's Current Report on Form 8-K dated
                   November 8, 1993)

             (ii) Four (4) Surplus Notes of Home Mutual each in the principal amount of $750,000. (Incorporated by Reference to Exhibit 5 to the Company's Current Report on Form 8-K dated November 8,
                   1993)

       10.31 Subordinated Promissory Note of Home Mutual in the principal amount of $1,500,000. (Incorporated by Reference to Exhibit 6 to the Company's Current Report on Form 8-K dated November 8,
                   1993)

       10.32 (i)   Stock Purchase Agreement dated August 4, 1994 between the
                   Company and Pinnacle Financial Group, Inc. (Incorporated by
                   Reference to Exhibit 1 of the Company's Current Report on
                   Form 8-K dated November 9, 1994)

             (ii) Amendment No. 1 to the Stock Purchase Agreement dated November 8, 1994 between the Company and Pinnacle Financial Group, Inc. (Incorporated by Reference to the Company's Current Report on Form 8-K dated November 9, 1994)

       10.33 Services Agreement dated as of January 1, 1996 between Tower Hill and Premium Payment Plan. (Incorporated by Reference to
                   Exhibit 10.38 to the 1995 10-K)

       10.34 (i)   Loan Agreement dated as of March 4, 1996 among the
                   Company, Tower Hill, Chase Manhattan Bank (formerly Chemical
                   Bank), EAB and Chase Manhattan Bank, as agent (the "Agent"), and notes, Tower Hill security agreement and guaranties issued pursuant thereto. (Incorporated by Reference to Exhibit 10.39 to the 1995 10-K)

              (ii) First Amendment and Waiver dated as of August 14, 1996 to the
                   Loan Agreement. (Incorporated by reference to Exhibit 10.5 to the October 1996 8-K)

             (iii) Second Amendment dated as of October 4, 1996 to the Loan
                   Agreement and related consent of guarantors and note endorsements. (Incorporated by reference to Exhibit 10.6 to the October 1996 8-K).

     Exhibit No.   Description of Exhibit
     -----------   ----------------------


            (iv) Third Amendment and Waiver dated as of March 31, 1997 to the Loan Agreement

            (v) Security Agreement dated as of March 31, 1997 by the Company in favor of the Agent.

      10.35 (i)    Securities Purchase Agreement dated as of October 4, 1996
                   among Swiss Re, Reliance and the Company. (Incorporated by reference to Exhibit 10.1 to the October 1996 8-K).

            (ii) Stockholders' Agreement dated as of October 4, 1996 among the Company, Swiss Re, Reliance, Michael H. Monier, Edward D. Herrick and Herrick Partners, L.P. (Incorporated by reference to Exhibit 10.2 to the October 1996 8-K).

            (iii) Registration Rights Agreement dated as of October 4, 1996 among Swiss Re, Reliance and the Company. (Incorporated by reference to Exhibit 10.3 to the October 1996 8-K).

            (iv) Letter Agreement dated as of March 31, 1997 among the Company, Swiss Re and Reliance.

            (v) Management and Consulting Agreement dated October 4, 1996 between the Company and Swiss Re.

            (vi) Management and Consulting Agreement dated October 4, 1996 between the Company and Reliance.

            (vii Letter Agreement dated October 4, 1996 between Swiss Re and the Company relating to certain reinsurance arrangements.

            (viii) Letter Agreement dated October 4, 1996 between Reliance and the Company relating to ceded reinsurance agreement.

      10.36 Employment Agreement dated as of January 31, 1997 between the Company and Mark S. Vaughn.

      10.37 Employment Agreement dated as of January 31, 1997 between the Company and Eric A. Reehl.

      10.38        Software License Agreement with The Wheatley Group, Ltd.
                   and related Maintenance and Hardware Purchase Agreements

      10.39 Letter Agreement dated August 15, 1996 between the Company and Isis Consulting, Inc.

      11.1         Statement regarding computation of per share earnings.

      21.1         Subsidiaries of the Company. (Incorporated by Reference to
                   Exhibit 21.1 to the 1995 10-K).

      27           Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOME STATE HOLDINGS, INC.



Dated: April 15, 1997                       By: /s/ MARK S. VAUGHN
                                                -------------------------------
                                                Name:  Mark S. Vaughn
                                                Title: President


     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                              Title                     Date
          ----                              -----                     ----

/s/ MARK S. VAUGHN              President, Chief Executive       April 15, 1997
-----------------------------   Officer and Director
Mark S. Vaughn


/s/ MICHAEL H. MONIER           Chairman of the Board of         April 15, 1997
-----------------------------   Directors, Secretary and
Michael H. Monier               Director


/s/ ERIC A. REEHL               Executive Vice President,        April 15, 1997
-----------------------------   Chief Financial Officer,
Eric A. Reehl                   Assistant Treasurer,
                                Assistant Secretary and Director


/s/ EDWARD D. HERRICK           Director                         April 15, 1997
-----------------------------
Edward D. Herrick


/s/ HAROLD C. STOWE             Director                         April 15, 1997
-----------------------------
Harold C. Stowe


/s/ PEREZ C. EHRICH             Director                         April 15, 1997
-----------------------------
Perez C. Ehrich


/s/ WILLIAM L. WALLACE          Director                         April 15, 1997
-----------------------------
William L. Wallace


/s/ ROBERT M. BAYLIS            Director                         April 15, 1997
-----------------------------
Robert  M. Baylis


/s/ HENRY SOPHER
-----------------------------   Director                         April 15, 1997
Henry Sopher


/s/ KENNETH E. EDWARDS          Senior Vice President - Finance  April 15, 1997
-----------------------------   (principal financial and
Kenneth E. Edwards              accounting officer)

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                     Page(s) No.
                                                                                                     -----------
Report of Independent Accountants............................................................            F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995.................................            F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1995
     and 1994................................................................................            F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1996, 1995 and 1994.....................................................................            F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996
     1995 and 1994...........................................................................            F-6
Notes to Consolidated Financial Statements...................................................        F-7 - F-30

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders of
Home State Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Home State Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home State Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.



New York, New York
March 31, 1997

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                       ASSETS                                               1996            1995
                                                                                            ----            ----
Investments
     Fixed maturity securities held - to - maturity, at amortized cost
          (market value 1996; $71,804,747 and 1995; $65,472,575)                        $71,025,541     $64,115,137
     Fixed maturity securities  available for sale, at market
          value (amortized cost 1996;   $8,570,488 and 1995;  $11,385,460)                8,582,601      11,523,142
    Common stocks, at market value (cost 1996; $360,496)                                    407,079              --
     Short term investments at cost, which approximates market                           11,359,406       3,157,274
                                                                                        -----------     -----------
           Total investments                                                             91,374,627      78,795,553
Cash and cash equivalents                                                                11,842,880       9,544,021
Premiums receivable                                                                      44,286,720      40,068,207
Reinsurance recoverable                                                                  97,191,184      50,580,799
Prepaid reinsurance premiums                                                             61,778,835      35,486,986
Salvage and subrogation receivable (net of allowance of $600,000 in 1996)                 3,646,893       2,971,663
Deferred policy acquisition costs                                                         3,116,542       7,086,287
Surplus notes receivable (at cost, less valuation allowance of $2,620,000 in 1996)        2,350,000       4,500,000
Furniture and equipment (at cost, less accumulated depreciation
     and amortization of $1,368,142 and $732,342)                                         4,029,583       3,058,802
Income taxes recoverable, net                                                             6,053,438         973,963
Deferred tax assets, net                                                                 10,148,223       1,889,685
Other assets                                                                              7,760,928       5,565,372
                                                                                       ------------    ------------
           Total assets                                                                $343,579,853    $240,521,338
                                                                                       ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance losses and loss adjustment expense reserves                                  $179,955,063     $95,790,019
Unearned premiums                                                                        85,862,693      71,291,232
Reinsurance balances payable                                                             22,717,811       8,532,721
Accrued expenses and other liabilities                                                    3,808,561       3,203,092
Excess of fair value over cost of business acquired                                              --       3,053,076
Subordinated notes payable, net of original issue discount                               16,380,000      16,300,000
Notes payable, bank                                                                       5,625,000       2,000,000
Minority interest                                                                           792,828       1,298,972
                                                                                       ------------    ------------
           Total liabilities                                                            315,141,956     201,469,112
                                                                                       ------------    ------------
Commitments and contingencies
Mandatory redeemable preferred stock (redemption amount - $10,000,000)                    8,525,000              --
                                                                                       ------------    ------------
Stockholders' equity
     Preferred stock, $.01 par value; 100,000 shares authorized
          and none issued and outstanding                                                        --              --
     Common stock, $.01 par value; (10,000,000 shares
          authorized, 5,660,000 shares issued and outstanding)                               56,600          56,600
     Additional paid-in capital                                                          22,473,463      20,973,463
     Unrealized appreciation (depreciation) of fixed maturity securities
          available for sale, net of deferred taxes of ($19,926) and $29,700                 38,769         (57,704)
     Retained earnings (accumulated deficit)                                             (2,655,935)     18,079,867
                                                                                       ------------    ------------
           Total stockholders' equity                                                    19,912,897      39,052,226
                                                                                       ------------    ------------
           Total liabilities and stockholders' equity                                  $343,579,853    $240,521,338
                                                                                       ============    ============


          See accompanying notes to consolidated financial statements.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994





                                                                               1996               1995             1994
                                                                               ----               ----             ----
Revenues:
     Net premiums earned                                                   $101,680,053       $58,915,086      $29,894,512
     Reinsurance profit sharing                                              (2,426,110)        5,993,112        3,747,636
     Net investment income                                                    4,647,194         3,458,692        1,935,434
     Financial services group income                                          3,692,329         2,981,423        2,141,546
     Other income                                                               134,723           315,094          452,279
     Net realized capital gains (losses)                                          4,969           269,027          (99,024)
                                                                           ------------       -----------      -----------
                    Total revenues                                          107,733,158        71,932,434       38,072,383
                                                                           ------------       -----------      -----------
Expenses:
     Insurance losses and loss adjustment expenses                          112,395,620        49,306,376       22,693,300
     Underwriting expenses and acquisition costs                             24,764,987        11,033,682        7,064,851
     Other expenses                                                           2,962,927         1,338,000          756,394
     Interest expense                                                         2,755,409         2,066,111          503,319
                                                                           ------------       -----------      -----------
                    Total expenses                                          142,878,943        63,744,169       31,017,864
                                                                           ------------       -----------      -----------
Income (loss) before income taxes and minority interest                     (35,145,785)        8,188,265        7,054,519
Income tax (benefit)                                                        (14,455,783)        2,008,097        2,476,546
Minority interest (benefit) expense                                            (163,104)           57,507           80,500
                                                                           ------------       -----------      -----------
    Net income (loss)                                                      ($20,526,898)       $6,122,661       $4,497,473
Accretion on mandatory redeemable preferred stock                               (25,000)               --               --
Dividends on mandatory redeemable preferred stock                              (183,904)               --               --
                                                                           ------------       -----------      -----------
    Net income (loss) available for common shareholders                    ($20,735,802)       $6,122,661       $4,497,473
                                                                           ============       ===========      ===========
Net income (loss) per common share and common share equivalent                   ($3.66)            $1.08            $ .79
                                                                           ============       ===========      ===========
Weighted average number of common shares outstanding                          5,660,000         5,660,913        5,685,605
                                                                           ============       ===========      ===========




          See accompanying notes to consolidated financial statements.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                                                         Retained
                                                                          Additional    Unrealized       Earnings         Total
                                                  Preferred    Common      Paid-In     Appreciation    (Accumulated    Stockholders'
                                                    Stock      Stock       Capital    (Depreciation)      Deficit)       Equity
                                                  ---------    -------   -----------  -------------    -------------  -------------
Balance, December 31, 1993 (56,600 shares)             $ --    $56,600   $20,173,463     $319,655      $ 7,459,733     $28,009,451
Net income                                                                                               4,497,473       4,497,473
Change in unrealized depreciation of fixed
maturity securities available for sale, net
    of deferred taxes of $142,000                                                        (583,185)                        (583,185)
Original issue discount on subordinated
     notes payable                                                           800,000                                       800,000
                                                  ---------    -------   -----------     --------      -----------     -----------
Balance, December 31, 1994                               --     56,600    20,973,463     (263,530)      11,957,206      32,723,739
Net income                                                                                               6,122,661       6,122,661
Change in unrealized appreciation
     of fixed maturity securities available
     for sale, net of deferred taxes of $29,700                                           205,826                          205,826
                                                  ---------    -------   -----------     --------      -----------     -----------

Balance, December 31, 1995                               --     56,600    20,973,463      (57,704)      18,079,867      39,052,226
Net loss                                                                                               (20,526,898)    (20,526,898)
Change in unrealized appreciation of fixed
    maturity securities available for sale, net
    of deferred taxes of ($19,926)                                                         96,473                           96,473
Difference in carrying amount and
    redemption amount of mandatory
    redeemable preferred stock at date of
    issuance                                                               1,500,000                                     1,500,000
Accumulated accretion of difference in
    carrying amount and redemption amount
    of mandatory redeemable preferred stock                                                                (25,000)        (25,000)
Dividends on mandatory redeemable
    preferred stock                                                                                       (183,904)       (183,904)
                                                  ---------    -------   -----------     --------      -----------     -----------
Balance, December 31, 1996                             $ --    $56,600   $22,473,463     $ 38,769      ($2,655,935)    $19,912,897
                                                  =========    =======   ===========     ========      ===========     ===========


          See accompanying notes to consolidated financial statements.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994

                                                                  1996              1995             1994
                                                                  ----              ----             ----

Operating Activities
Net income (loss)                                             ($20,526,898)      $6,122,661       $4,497,473
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Minority interest (benefit) expense                            (163,104)          57,507           80,500
   Net realized capital losses (gains)                              (4,969)        (269,027)          99,024
   Depreciation and amortization                                   869,682          368,810          330,405
   Write down of surplus notes receivable                        2,620,000               --               --
   Decrease (increase) in assets, net of the effects of
     acquisitions:
      Premiums receivable                                       (4,218,513)      (8,160,846)        (732,555)
      Reinsurance recoverable                                  (46,610,385)     (15,530,213)     (15,864,908)
      Prepaid reinsurance premium                              (26,291,849)      (7,312,864)      (1,728,478)
      Salvage and subrogation receivable                          (675,230)        (905,179)        (729,233)
      Deferred policy acquisition costs                          3,969,745       (2,600,000)        (917,872)
      Income taxes recoverable                                  (5,079,475)      (1,728,935)        (342,272)
      Deferred tax assets, net                                  (8,258,538)        (161,895)         203,500
      Other assets                                              (1,987,715)       1,157,911         (479,315)
   Increase (decrease) in liabilities, net of the effects of
     acquisitions:
      Unearned premiums                                         14,571,461       15,423,071        3,089,065
      Insurance losses and loss adjustment expense
        reserves                                                84,165,044       32,784,755       17,471,757
      Reinsurance balance payable                               14,185,090       (1,452,335)        (994,606)
      Accrued expenses and other liabilities                    (2,367,607)      (1,157,826)         817,876
                                                              ------------      -----------      -----------
      Net cash provided by operating activities                  4,196,749       16,635,595        4,800,361
                                                              ------------      -----------      -----------
Investing Activities
Investment in mutual insurance company                                  --               --       (4,000,000)
Purchases of investment securities, net                        (30,823,096)     (31,116,252)     (34,804,166)
Proceeds from sale of fixed maturity investments,
  available for sale                                                    --        8,118,284       18,008,766
Proceeds from maturity of fixed maturity investments,
  available for sale                                             6,829,955           80,682               --
Proceeds from maturity of fixed maturity investments,
  held-to-maturity                                              11,281,617        8,077,258        4,537,202
Net cash acquired from purchase of Merchant Bakers                      --        2,803,758               --
Purchase of Pinnacle, net of cash acquired                              --               --         (594,026)
Purchase of surplus notes                                         (470,000)              --               --
Proceeds from sale of furniture and equipment                           --               --          154,663
Purchases of furniture and equipment                            (1,606,581)      (1,344,754)      (2,060,861)
                                                              ------------      -----------      -----------
          Net cash used in investing activities                (14,788,105)     (13,381,024)     (18,758,422)
                                                              -------------     ------------     ------------
Financing Activities
Proceeds from (repayment of) notes receivable, used for
  premium finance, net                                             305,447       (1,853,591)        (572,276)
Proceeds from issuance of mandatory redeemable preferred
  stock, net of issuance costs                                   9,486,712               --               --
Payment of cash dividends on preferred stock                      (183,904)              --               --
Proceeds from (repayment) of notes payable bank and
  other obligations                                              3,625,000        2,000,000               --
Proceeds from subordinated notes and other obligations,
  net                                                                   --               --       16,290,861
Purchase of minority owned shares                                 (343,040)         (39,770)         (54,043)
                                                              ------------      -----------      -----------
          Net cash provided by financing activities             12,890,215          106,639       15,664,542
                                                              ------------      -----------      -----------
          Net increase (decrease) in cash and cash
            equivalents                                          2,298,859        3,361,210        1,706,481
Cash and cash equivalents, beginning of period                   9,544,021        6,182,811        4,476,330
                                                              ------------      -----------      -----------
Cash and cash equivalents, end of period                       $11,842,880       $9,544,021       $6,182,811
                                                              ============      ===========      ===========
Supplemental Disclosures of Cash Flow Information
Cash paid or (recovered) during the year for taxes on
  income                                                       ($1,068,144)      $3,607,701       $2,600,000
                                                              ============      ===========      ===========
Cash paid during the year for interest                          $2,675,409       $2,549,430             $ --
                                                              ============      ===========      ===========

          See accompanying notes to consolidated financial statements.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
         The accounts of Home State Holdings, Inc. ("Holdings") and all of its wholly-owned subsidiaries (the "Company"), principally Home State Insurance Company, ("Home State"), New York Merchant Bakers Insurance Company, ("Merchant Bakers"), Pinnacle Insurance Company ("Pinnacle"), Westbrook Insurance Company ("Westbrook") and majority-owned Quaker City Insurance Company, ("Quaker City"), are included in the accompanying consolidated financial statements. Minority interest represents the non-Company owned interest in Quaker City Holdings, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

         Holdings is a property and casualty insurance holding company primarily engaged through its subsidiaries in providing personal and commercial auto insurance in New Jersey, New York, Pennsylvania, Delaware, Connecticut, West Virginia, Florida and Georgia. The Company writes standard and preferred personal auto insurance and does not write non-standard personal auto insurance. The Company's commercial auto business is focused on providing coverage for public transportation (predominantly school buses), luxury limousines and local charter buses. It does not insure long-haul trucking operations, taxi cabs or similar livery operations. The Company markets its insurance products through a network of more than 1,000 independent agencies. Of these independent agencies, approximately 600 have met special qualifying standards and have been designated as "preferred agencies." Preferred agencies may submit new business to the Company and are paid a higher commission, while the other independent agencies can only renew existing policies.

         During 1996, two insurance pooling arrangements were created to facilitate the Company's growth and maximize utilization of its capital and surplus. The first, the Home State National Pool (the "National Pool"), consists of Home State, Quaker City, Pinnacle and Westbrook. The second, the Home State New York Pool (the "New York Pool"), consists of Merchant Bakers and Home Mutual Insurance Company of Binghamton, New York ("Home Mutual"), a managed affiliate. Under the pooling arrangements, the participants share premiums, losses and underwriting expenses on a pro-rata basis relative to their respective interests. The New York Pool arrangement provides for an 85% / 15% sharing of the combined net underwriting results between Merchant Bakers and Home Mutual, respectively.

     During 1996, the Company engaged in insurance-related financial services through three subsidiaries. The financial services group is comprised of Aspen Intermediaries which provides reinsurance brokerage services; Tower Hill, Inc. which provides premium finance services; and HSIM L.L.C. (which in 1996 succeeded to the business of Home State Insurance Management, Inc.) which provides certain administrative services.

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Acquisitions
         On October 6, 1994, the Company invested $4.0 million in Westbrook, a wholly-owned property and casualty insurer domiciled in Connecticut.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         On November 9, 1994, the Company acquired all of the common stock of Pinnacle, a Georgia domiciled property and casualty insurer, for approximately $1.1 million in cash. Subsequent to the acquisition, the Company made an additional capital contribution of $4.8 million in Pinnacle to further enhance its capital base in preparation for an expansion of its underwriting operations. The acquisition has been accounted for as a purchase, and accordingly, the net assets and results of operations of Pinnacle are included in the financial statements beginning November 9, 1994. A portion of the purchase price has been allocated to the assets and liabilities of Pinnacle based on their respective fair values. The purchase price exceeded the fair values allocated to Pinnacle's net assets by $284,000, which during 1995 was included in "excess of fair value over cost of business acquired" on the Consolidated Balance Sheets and was being amortized over a 5-year period. The remaining excess of cost over fair value was fully charged to operations during 1996. Net premiums earned and net income of Pinnacle for the period November 9, 1994 through December 31, 1994 were $396,000 and $160,000, respectively.

         On March 2, 1995, the New York State Insurance Department (the "Superintendent") approved the acquisition of control of Merchant Bakers (which had been managed by the Company since December 28, 1992) by the Company pursuant to a Plan of Conversion (the "Plan"), converting Merchant Bakers from a mutual to a stock insurance company. The closing of this transaction occurred on March 31, 1995, and has been accounted for as a purchase, and accordingly, the net assets and results of operations of Merchant Bakers are included in the financial statements beginning March 31, 1995. Net premiums earned and net income of Merchant Bakers for the period April 1, 1995 through December 31, 1995 were $14.9 million and $2.4 million, respectively.

         A portion of the purchase price has been allocated to the assets and liabilities of Merchant Bakers based on their respective fair values. The Plan provided for a distribution of $642,000 by Merchant Bakers' to its eligible policy holders in satisfaction of their equitable interests in Merchant Bakers. The Company, at the date of acquisition, had $6.0 million in surplus notes issued by Merchant Bakers and accrued interest related to such surplus notes of $439,000. Two million dollars of these notes were converted to Merchant Bakers common stock and additional paid-in capital on March 31, 1995. The remaining $4.0 million of notes and the accrued interest, which have been eliminated in consolidation, will be converted to additional paid-in capital upon approval by the Superintendent. The fair value of net assets acquired exceeded the cost by $3.6 million, which has been included in "excess of fair value over cost of business acquired" on the consolidated balance sheets, and was being amortized straight line over a five year period.

         During the second quarter of 1996, the Company reviewed the excess of fair value of acquired net assets over cost, after considering the effects of significantly increased provisions for net loss and LAE reserves recorded during that quarter. As a result of this review, coupled with significant provisions for net loss and LAE reserves during the fourth quarter of 1996, the Company reduced the amortization period of the excess from five years to two years. Accordingly, the remaining balance as of December 31, 1995 of $3.1 million ($0.55 per share), was amortized and recognized in earnings during 1996 as a reduction to other expenses.

         The following unaudited pro forma information shows the results of the Company's operations as if the purchase of Pinnacle and Merchant Bakers had been made as of January 1, 1994.

                                                1995                 1994
                                                ----                 ----

Net premiums earned                         $63,221,605           $44,618,619

Net income                                   $7,725,502            $6,132,342

Net income per common share                       $1.36                 $1.08

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The unaudited pro forma results of Pinnacle's and Merchant Baker's operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods, or of results which may occur in the future.

Insurance Premiums
         Premium revenues are reported as earned over the applicable policy period using the daily pro-rata method for personal policies and the mid-month method for commercial policies. Unearned premiums represent the portion of net premiums written relating to the unexpired terms of coverage.

         A significant portion of the Company's revenues are derived from business produced by a relatively small number of independent agencies. Six independent agencies submitted an aggregate $70 million of commercial auto business in 1996, which represented approximately 83% of total commercial auto business. Future profitability and growth are dependent upon the Company's ability to retain its current network of independent agencies and its ability to attract additional experienced independent agencies. The Company performs ongoing risk and credit evaluations of its agents and insureds. The majority of the Company's business is written in New Jersey, New York and Pennsylvania.

Insurance Losses and Loss Adjustment Expense Reserves
         Liabilities for insurance losses and loss adjustment expenses include case estimates for claims reported, actuarial estimates for claims incurred but not reported ("IBNR"), and estimated expenses for claims investigation and adjustment. Losses and loss adjustment expenses included in the statement of income are reflected net of estimated salvage and subrogation for liability claims. Physical damage salvage and subrogation is reported separately on the balance sheet.

         The loss reserve estimates have been calculated taking into consideration that the Company has been writing substantially increasing volume of personal and commercial auto liability business during the last three years and that in 1995 and 1996 the Company experienced a substantial increase in the volume of claims reported and change in the rate at which claims are closed. Because of the absence of sufficient historical loss development data, the IBNR provision is calculated by reference to industry loss development factors, adjusted for the company experience where appropriate. The IBNR provision was estimated using both paid and incurred loss development methods given the significant changes in the level of case basis reserves at December 31, 1996. Estimates are continually reviewed and adjusted as necessary; changes in estimates, if any, are reflected in operations in the period in which they are determined.

Reinsurance
         In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes and other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company's reinsurance intermediary performs due diligence to ensure that reinsurers with whom the Company has reinsurance contracts are financially able to perform under the terms of the contract.

         The Company accounts for its reinsurance in accordance with the provisions of Statement of Financial Accounting Standard No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). Reinsurance recoverable includes ceded recoverables on paid and unpaid losses. Prepaid reinsurance premiums represents ceded unearned premiums.

         The Company receives profit sharing from reinsurers based upon the results of the Company's ceded risks. These estimated recoveries are accrued and included in the statement of income. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The profit sharing recognized is refundable should the reinsurers experience adverse loss development, however, any such retroactive adjustments cannot exceed the amount of recoveries on reinsurance premiums previously recognized by the Company. Included in reinsurance profit sharing in the statement of operations for the year ended December 31, 1996 is profit sharing accrued for policy year 1996 of approximately $9.0 million net of return profit sharing on 1995 and prior policy years of approximately $11.4 million. The Company had a receivable from reinsurers at December 31, 1996 of approximately $9.0 million which is included in reinsurance balances payable.

Investments
         The Company accounts for its investments in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

         Investments in fixed maturities classified as "available for sale" are carried at market value. The net unrealized appreciation (depreciation) on available for sale investments is recognized as a separate component of stockholders' equity, net of deferred income taxes. Such investments are carried at market because, although the Company may have the ability to hold these investments to maturity, its present intent is to hold these securities for indefinite periods of time, disposing of securities as its investment strategy changes.

         Investments in fixed maturities classified as "held-to-maturity" are carried at amortized cost.

         Common stocks are carried at market value based on quoted market prices.

         Realized investment gains or losses are determined on a specific identification basis and are included in net income. Investment income is recorded as earned. Premiums or discounts at acquisition are amortized over the life of the security. This amortization is included in investment income.

         In December 1995, FASB issued "Special Report, A Guide to the Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." Among other things, this guide provided for a transition provision permitting a one-time transfer without prejudice of debt securities from the held to maturity classification to the available for sale classification. In December 1995, fixed maturities classified as held-to-maturity with an aggregate amortized cost of $10,681,915 and unrealized appreciation of $131,569 were reclassified as available-for-sale.

         Short-term investments consisting of certificates of deposit with original maturity greater than 90 days and less than one year are carried at cost, which approximates market value.

Furniture and Equipment
         Furniture and equipment, which includes computer hardware, software and leasehold improvements is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 10 years.

Income Taxes
         The Company files a consolidated federal tax return with all of its subsidiaries, except for Quaker City, which files a consolidated return with its parent, Quaker City Holdings, Inc.

         The Company utilizes the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes (benefits) are provided for temporary differences for the expected future tax consequences of events that have been recognized for financial reporting purposes or federal income tax purposes.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Policy Acquisition Costs
         Policy acquisition costs, which vary with and are primarily related to the production of business, are comprised of commissions, premium taxes and underwriting expenses, net of ceding commissions and are deferred and amortized over the period which the related premiums are earned. Amounts deferred are calculated using loss and loss expense ratios that are consistent with loss reserving estimates for each of the Company's pooling arrangements. Effective October 1, 1996, the Company changed its policy and considers anticipated investment income in determining the amount of acquisition costs that can be deferred.

Mandatory Redeemable Preferred Stock
         Mandatory redeemable preferred stock consists of 10,000 shares of Series "A" Cumulative Voting Preferred 7.5% Stock (the "Preferred Stock") and is carried at its estimated fair value of $8,500,000 as of October 4, 1996, the date of issuance, plus accumulated accretion of the difference between fair market value and the redemption amount of $10,000,000. Such difference is being accreted using the interest method over 14 years (to October 4, 2010, the date of redemption) with a corresponding charge to retained earnings. Each share of Preferred Stock carries with it, detachable Series "A" Warrants to purchase 140 shares of the Company's common stock for $9.50 per share at any time until October 4, 2003.

         Estimated fair value of the Preferred Stock was determined by taking into consideration, among other things, the value assigned to the detachable warrants of $1.5 million and a comparison of debt offerings of similar size and structure to that of the Company's offering. The fair value of the warrants is included in additional paid-in capital.

Surplus Notes Receivable
         The Company holds surplus notes in Home Mutual which are stated at cost, net of a valuation allowance. The demand notes, which have no stated maturity date, bear interest at prime to prime plus 1% and New York Department of Insurance approval is required before any interest and principal can be repaid. Such approval has not been made and accordingly, the Company does not accrue interest on these notes.

         The Company is accounting for the surplus notes in accordance with the provisions of Statement of Financial Accounting Standard No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan" which requires that impaired loans be measured based on the present value of expected future cash flows. As a result of operating losses and reductions in Home Mutual's statutory based surplus occurring in 1996, a determination of net realizable value of the surplus notes was estimated to be $2.4 million, resulting in a valuation allowance of $2.6 million which has been charged to operations and is included in other expenses.

Financial Services Group Income
         Included in financial services group income are brokerage fees received in connection with the placement of the Company's reinsurance programs with third party reinsurers. Brokerage fees, which amounted to $2.1 million, $1.6 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively, are based on ceded premiums. Also included in financial services group income are fees earned for management services performed on behalf of Home Mutual which are recognized when earned. These fees amounted to $775,000 and $1.0 million for the years ended December 31, 1995 and 1994, respectively. As a result of operating losses and reductions in Home Mutual's statutory surplus, no such fees were recognized in 1996. Tower Hill received $1.5 million in financing income in 1996 and $604,000 in 1995. Tower Hill had net financing receivables outstanding of $1.7 million and $1.9 million at December 31, 1996 and 1995, respectively, which are included in other assets in the consolidated balance sheet.

Statement of Cash Flows
         For purposes of the statement of cash flows, the Company considers certificates of deposit in banks with original maturities of 90 days or less to be cash equivalents.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Supplementary information for the consolidated statement of cash flows relating to the acquisition of Merchant Bakers and Pinnacle is set forth below:

                                                                              Merchant Bakers             Pinnacle
                                                                                    1995                    1994
                                                                              ---------------             ---------

Fair value of assets acquired                                                    $60,518,286             $5,876,031
Liabilities assumed                                                               60,518,286              4,793,712
                                                                                 -----------             ----------
Cash paid                                                                                 --              1,082,319
Less cash acquired                                                                (2,803,758)              (488,293)
                                                                                  ----------              ---------
Net cash paid for (acquired in) acquisition                                      ($2,803,758)              $594,026
                                                                                  ==========              =========

Net Income (Loss) Per Common Share
         Net income (loss) per common share is computed based upon the weighted average number of common shares and common share equivalents (detachable warrants and options to purchase common stock) outstanding during the year and after adjustment to net income (loss) for dividends on mandatory redeemable preferred stock and the associated accretion of the difference in the carrying amount and redemption amount of such preferred stock.

Stock Incentive Plan
         In October 1995, SFAS issued Statement of Financial Accounting Standards No. 123, "Accounting for Awards of Stock-Based Compensation to Employees" ("SFAS 123"). SFAS 123 established accounting and reporting standards for stock-based employee compensation plans. SFAS 123 provides employers a choice: Adopt SFAS 123 accounting standards for all stock compensation arrangements which requires the recognition of expense for the fair value of virtually all stock compensation awards; or, continue to account for stock options and other forms of stock compensation under APB No. 25 "Accounting for Stock Issued to Employees" while also providing the disclosure required under SFAS 123. During 1996, the Company adopted only the disclosure requirements of SFAS 123 for its stock incentive plan.

New Accounting Standards
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per Share" (SFAS 128"). For the years ended December 31, 1996, 1995 and 1994 the Company has followed the standards established under APB No. 15 for computing and presenting earnings per share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces primary EPS, as defined in APB No. 15, with basic EPS. Additionally, SFAS 128 requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. SFAS also requires certain disclosures including: 1) a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation; 2) the effect given to preferred dividends in arriving at income available to common shareholders and; 3) securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period(s) presented.

         SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented.

         The Company has calculated basic and diluted EPS, as defined in SFAS 128 and interpreted by the Company based on information currently available, and has determined that such amounts do not differ materially from primary EPS, which is reflected in the Company's statement of operations, for the years presented.

Reclassifications
         Certain amounts in prior year financial statements have been reclassified to conform with the 1996 presentation.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.       Investments

         The amortized cost, gross unrealized gains and losses, and estimated market value of investments in fixed maturity securities held-to-maturity and available for sale at December 31, 1996 are as follows:

                                                                                December 31, 1996
                                                   -------------------------------------------------------------------------
                                                                            Gross               Gross             Estimated
                                                   Amortized             unrealized           unrealized            market
                                                      cost                  gains               losses              value
                                                   ---------             ----------           ----------          ---------

Fixed Maturities:
Held-To-Maturity Securities:
     U.S. Government obligations                  $ 2,242,429             $  8,862                   --          $ 2,251,291
     States, municipalities and
       political subdivisions                      49,025,064              744,239                9,534           49,759,769
     Corporate securities                          19,758,048              172,690              137,051           19,793,687
                                                  -----------             --------             --------          -----------
                    Total                          71,025,541              925,791              146,585           71,804,747
                                                  -----------             --------             --------          -----------


Available for Sale Securities:
     U.S. Government Obligations                    2,057,754               11,380               10,608            2,058,526
     States, municipalities and
       political subdivisions                       4,623,105               22,350                  905            4,644,550
     Corporate securities                           1,889,629                   11               10,115            1,879,525
                                                  -----------             --------             --------          -----------
                    Total                           8,570,488               33,741               21,628            8,582,601
                                                  -----------             --------             --------          -----------
     Short term investments                        11,359,406                   --                   --           11,359,406
                                                  -----------             --------             --------          -----------
                    Total investments             $90,955,435             $959,532             $168,213          $91,746,754
                                                  ===========             ========             ========          ===========


         The cost, market value and unrealized gain on common stocks was $360,496, $407,079 and $46,583, respectively, at December 31, 1996. There were no common stocks held by the Company at December 31, 1995.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The amortized cost, gross unrealized gains and losses, and estimated market value of investments in fixed maturity securities held-to-maturity and available for sale at December 31, 1995 are as follows:

                                                                                December 31, 1995
                                                  ---------------------------------------------------------------------------
                                                                          Gross                  Gross            Estimated
                                                   Amortized            unrealized            unrealized            market
                                                     cost                  gains                 losses             value
                                                   ---------            ----------            ----------          ---------

Fixed Maturities:
Held-To-Maturity Securities:
     U.S. Government obligations                  $11,506,159              $70,198             $     --          $11,576,357
     States, municipalities and
       political subdivisions                      46,664,995            1,024,461               80,355           47,609,101
     Corporate securities                           6,169,069              124,916                6,868            6,287,117
                                                  -----------           ----------             --------          -----------
                    Total                          64,340,223            1,219,575               87,223           65,472,575
                                                  -----------           ----------             --------          -----------


Available for Sale Securities:
     U.S. Government Obligations                    2,746,424              105,232                6,217            2,845,439
     States, municipalities and
       political subdivisions                       8,539,036               52,771               14,104            8,577,703
     Corporate securities                             100,000                   --                   --              100,000
                                                  -----------           ----------             --------          -----------
                    Total                          11,385,460              158,003               20,321           11,523,142
                                                  -----------           ----------             --------          -----------
     Short term investments                         3,157,274                   --                   --            3,157,274
                                                  -----------           ----------             --------          -----------
                    Total investments             $78,882,957           $1,377,578             $107,544          $80,152,991
                                                  ===========           ==========             ========          ===========

         As a result of the transfer of certain securities from available for sale to held-to-maturity in 1994, the amortized cost for those securities classified as held-to-maturity in the table above will differ from that reported in the Consolidated Balance Sheet by $225,086 (which represents the remaining unamortized, unrealized loss as of December 31, 1995). Such balance was fully amortized during 1996.

         The amortized cost and estimated market value of fixed maturity securities at December 31, 1996, by contractual maturity, are shown below:

                                                          Available for Sale                         Held to Maturity
                                                    ------------------------------             -----------------------------
                                                                         Estimated                                Estimated
                                                     Amortized             Market               Amortized           Market
                                                        Cost               Value                  Cost              Value
                                                     ---------           ----------             ---------         ---------
Due within one year                                 $2,591,401          $2,595,070            $ 7,393,722        $ 7,411,985
Due after one year but within five years             4,679,573           4,688,006             51,571,050         52,056,974
Due after five years but within ten years            1,299,514           1,299,525             11,419,311         11,676,514
Due after ten years                                         --                  --                641,458            659,274
                                                    ----------          ----------            -----------         ----------
          Total                                     $8,570,488          $8,582,601            $71,025,541        $71,804,747
                                                    ==========          ==========            ===========        ===========

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The change in unrealized gains (losses) on fixed maturity investments available for sale and realized gains and losses are summarized below:

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                               1996                1995               1994
                                                                               ----                ----               ----

Unrealized gains (losses)                                                    $99,517             $318,126         $ (897,185)
                                                                             =======             ========         ==========

Gross realized gains                                                         $11,386             $324,936             $7,011
Gross realized losses                                                         (6,417)             (55,909)          (106,035)
                                                                             -------             --------         ----------
          Net realized capital gains (losses)                                 $4,969             $269,027          $ (99,024)
                                                                             =======             ========         ==========

         The change in unrealized gains on common stocks for the year ended December 31, 1996 was $46,583. There were no realized gains on common stocks in 1996 and no common stocks were held by the Company during the years ended December 31, 1995 and 1994.

         Net investment income is derived from the following sources:

                                                             Year Ended December 31,
                                                             -----------------------
                                                       1996            1995           1994
                                                       ----            ----           ----
Fixed maturities                                    $4,183,799      $3,177,335     $1,490,774
Short term investments and cash                        936,171         503,060        539,750
                                                    -----------     -----------    -----------
          Gross investment income                    5,119,970       3,680,395      2,030,524

Investment expenses                                   (472,776)       (221,703)       (95,090)
                                                    ----------      ----------    -----------
          Net investment income                     $4,647,194      $3,458,692     $1,935,434
                                                    ===========     ===========    ==========

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         None of the Company's investments were in default or non-income producing at December 31, 1996. At December 31, 1996 substantially all securities carried an S & P rating of A or better.

3.       Statutory Deposits

         Cash in the amount of $766,061 and $1,601,275 and securities with a carrying value of $4,073,493 and $3,319,047 were deposited by the Company under requirements of regulatory authorities as of December 31, 1996 and 1995, respectively.

4.       Deferred Policy Acquisition Costs

         The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income, excluding certain amounts deferred and amortized in the same period:

                                                                  Year Ended December 31,
                                                         ------------------------------------------
                                                             1996            1995           1994
                                                         -----------     -----------     ----------
Balance at January 1                                     $ 7,086,287     $ 3,735,726     $2,617,854
Balance assumed in respect of Merchant Bakers
       acquisition                                                --         750,561             --
Acquisition costs incurred                                21,530,343      14,021,173      8,362,053
Amortized to expense                                     (25,500,088)    (11,421,173)    (7,244,181)
                                                         -----------     -----------     ----------
Balance at December 31                                   $ 3,116,542     $ 7,086,287     $3,735,726
                                                         ===========     ===========     ==========

         Effective October 1, 1996, the Company changed its method of accounting for deferred policy acquisition costs to include anticipated investment income in determining the amount of acquisition costs that can be deferred. The effect of the change was to increase deferred policy acquisition costs and reduce the loss before income taxes and minority interest by approximately $1.4 million as of and for the year ended December 31, 1996.

5.       Surplus Notes Receivable

         In November 1993, the Company assumed the administration of Home Mutual and purchased $3.0 million of Home Mutual's surplus notes. At this time, the Company also loaned $1.5 million to Home Mutual in the form of a subordinated note. During 1996, the Company purchased an additional $470,000 surplus note. The notes bear interest at rates from prime to prime plus one. However, all principal and interest payments are subject to the prior approval of the Insurance Department of the State of New York. The Company has not received and does not accrue interest income on these notes (which amounted to $3.5 million at December 31, 1996). As discussed in Note 1, a valuation allowance of $2.62 million has been established against the aggregate $4.97 million cost of these surplus notes. This was the result of operating losses incurred by Home Mutual in 1996. Home Mutual's statutory audit report for the year ended December 31, 1995 included a material uncertainty in connection with Home Mutual's ability to continue as a going concern. Home Mutual had statutory surplus of $1.55 million as of December 31, 1996 and incurred a net statutory loss of $1.9 million for the year ended December 31, 1996. Home Mutual's reported surplus at December 31, 1996 is below authorized control level risk based capital by approximately $420,000.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The Company, through HSIM L.L.C., has a management contract with Home Mutual, whereby the Company provides, on a fee basis, various services including accounting, claims, underwriting, management information systems and financial management services for Home Mutual. The Company's revenues include management fee income of $775,000 and $1.0 million for 1995 and 1994, respectively. No such fees were recognized in 1996. Certain Home State officers and directors also serve as officers and directors of Home Mutual.

         On October 29, 1996 an arbitration commenced between New York Central Mutual Insurance Company ("NYCM") against Home Mutual. NYCM seeks an award of $1,200,000 against Home Mutual for payment to NYCM of amounts it alleges are due to it by reason of claims for reinsurance payments under two excess of loss reinsurance treaties. The claim arises out of a loss transfer agreement dated October 5, 1993 between NYCM and Home Mutual (the "Agreement"), pursuant to which NYCM assumed liability for all claims against Home Mutual relating to occurrences on or prior to September 30, 1993. In consideration therefore, Home Mutual assigned to NYCM all of Home Mutual's rights under its reinsurance agreements relating to such claims, including the excess of loss treaties which provided that as losses and loss adjustment expense were actually paid within the layer covered by the treaties, the ceded premium payable would be increased, dollar for dollar, until the total ceded premium payable with respect to such treaties aggregated 10% of the net premium written. In practice, the result was that no reinsurance recoverables would be paid under the excess of loss treaties until paid losses exceeded 10% of net premium written. NYCM claims that subsequent to September 30, 1993 it has paid approximately $1 million in losses and loss adjustment expense relating to the layer covered by the Excess of Loss Treaties which has not been reimbursed since the aggregate of 10% of net written premium has not been reached. It alleges, in effect, that in order for NYCM to have the benefit of the Excess of Loss Treaties, Home Mutual should make these payments. Since these losses occurred prior to September 30, 1993, Home Mutual believes they are the responsibility of NYCM under the Agreement. Home Mutual has denied liability. While the result of the arbitration cannot be predicted with certainty, management believes that it is not probable that this arbitration will be decided against Home Mutual.

6.       Notes and Other Obligations Payable

         On October 3, 1994, the Company received net proceeds of $16.3 million from the private placement of $17.0 million of ten-year subordinated notes which bear an interest rate of 11.5% per annum and have detachable common stock warrants entitling the holders to purchase an aggregate of 255,000 shares of common stock at $13.80 per share (which was reduced to $9.52 in 1996 in consideration for certain modifications to the terms of the notes). These warrants were assigned an estimated fair value of $800,000 at the time of issuance and have been recorded as a discount on the issuance of the notes and as an addition to paid-in capital. Costs incurred in connection with issuance of the notes, amounted to approximately $710,000 and are capitalized and included in other assets. Such deferred costs and the discount are being amortized using the effective yield method over the life of the notes. At December 31, 1996, the Company was in compliance with debt covenants related to subordinated notes.

         In September, 1995, the Company borrowed $2 million under a $7.5 million revolving credit facility it maintained with a bank and infused the proceeds as additional capital and surplus into its New Jersey insurance subsidiary. The credit line bore interest at prime which approximated 8.5% at December 31, 1995 and had a maturity date of September 29, 1996. Interest was payable on a monthly basis. In February 1996, such line of credit was replaced by a $13.0 million line of credit on behalf of Tower Hill and a $5.0 million line of credit for use by the Company, of which $625,000 and $5,000,000 was outstanding and $12,375,000 and $0 was available, respectively, as of December 31, 1996. The credit line bore interest at the bank's LIBOR rate plus 2% which approximated 8.00% at December 31, 1996 and on a weighted average basis was 8% during 1996. Interest is payable on a monthly basis. The line of credit agreement is collateralized by the premium finance receivables of Tower Hill and certain assets of the Company's financial services group.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The agreement contains certain covenants, the more restrictive of which require the maintenance of certain statutory net premiums written to surplus ratios, minimum debt service coverage ratios and minimum consolidated equity computed under GAAP. The Company obtained waivers from the bank on March 31, 1997 for violations existing at December 31, 1996 of certain of these covenants. In addition, the line of credit agreement was amended and availability was eliminated for the Company's premium finance operations and was reduced to $4.0 million for the holding Company (upon repayment of $1.0 million by the Company in March, 1997) and the maturity date was extended to February 28, 1998. The amendments provide for an increase in interest rates, monthly repayments of $100,000 and prepayments of the net proceeds from any sale of a subsidiary or a subsidiary's assets to further reduce the outstanding line in addition to the requirement that the Company maintain consolidated GAAP equity of at least the level at least $28.5 million.

7.       Reinsurance

         The Company has reinsured certain portions of its personal and commercial insurance coverages to limit the amount of losses on claims. The Company is not, however, relieved of its primary obligation to the policyholder in a reinsurance transaction. The Company is contingently liable for the ceded risks to the extent that reinsuring companies are unable to meet their obligations on these agreements. The Company evaluates the financial condition of its reinsurers and attempts to minimize its exposure to significant losses from reinsurer insolvencies by contracting with highly rated reinsurers who are all rated A- or better by A.M. Best.

         The Company has entered into quota share agreements for its physical damage business which provides that the Company cedes on any one vehicle 40% of the first $85,000 (policy limits) and 40% of the first $125,000 (policy limits) for personal and commercial losses, respectively. In addition, the Company is reinsured in excess of $500,000, not to exceed $20,000,000 on each and every loss occurrence under a catastrophic excess of loss agreement which covers the maximum amount of coverage written by the Company.

         The Company has entered into excess of loss reinsurance agreements which have the effect of limiting its ultimate liability retained on a single loss to $40,000 for 1994 and 1995 and $50,000 for 1996 for its commercial and private passenger liability losses. The excess of loss treaties reinsure the Company's commercial and private passenger automobile liability policies to their maximum written limits ($5,000,000 and $700,000, respectively, per loss occurrence).

         In an effort to increase the available statutory surplus in the Company's National Pool, the Company effected an unearned premium reserve quota share reinsurance treaty at December 31, 1996. Under the terms of the treaty, $21.9 million of unearned premium reserve was ceded, which when adjusted for ceding commissions earned by the Company, increased the available statutory surplus of the National Pool by $7.1 million. There was no impact on GAAP equity or net income as a result of this transaction.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The effect of reinsurance on premiums written and earned is as follows:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                             1996             1995            1994
                                                             ----             ----            ----
Premiums Written
     Direct and Assumed                                  $207,367,102     $124,796,731     $58,237,004
     Ceded                                               (117,407,437)     (57,770,169)    (26,990,541)
                                                         ------------     ------------     -----------
                    Net of Reinsurance                   $ 89,959,665     $ 67,026,562     $31,246,463
                                                         ============     ============     ===========

Premiums Earned
     Direct and Assumed                                  $188,267,549     $109,370,359     $54,811,984
     Ceded                                                (86,587,496)     (50,455,273)    (24,917,472)
                                                         ------------     ------------     -----------
                    Net of Reinsurance                   $101,680,053      $58,915,086     $29,894,512
                                                         ============     ============     ===========

         Included in the 1996 assumed written premium and ceded written premium is $25,367,400 and $12,362,462, respectively, resulting from the pooling arrangement with Home Mutual. Included in the 1996 assumed earned premium and ceded earned premium is $16,295,632 and $6,335,556, respectively, resulting from the pooling arrangement with Home Mutual.

         Reinsurance recoveries which reduced insurance losses and loss adjustment expenses incurred amounted to $68,915,523, $34,475,434 and $15,494,408, respectively for the years ended December 31, 1996, 1995 and 1994. Included in the 1996 reinsurance recoveries is $6,758,780 resulting from the pooling arrangement with Home Mutual.

         Underwriting expenses in the accompanying consolidated statement of income have been reduced by reinsurance ceding commissions of $24,925,480, $18,665,189 and $8,461,876 for the years ended December 31, 1996, 1995 and 1994, respectively. Included in the 1996 reinsurance ceding commissions is $77,190 relating to the pooling arrangement with Home Mutual.

         Supplemental information for gross unearned premiums and loss reserves net of ceded reinsurance at December 31, 1996 and 1995 is as follows:


                                                                               1996
                                                                               ----
                                                                    As                     Net of
                                                                 Reported                Reinsurance
                                                                ----------              -------------

Reinsurance recoverable                                        $97,191,184
Prepaid reinsurance premium                                     61,778,835
Unearned premiums                                              (85,862,693)              ($24,083,858)
Insurance losses and loss adjustment expenses                 (179,955,063)               (82,763,879)

                                                                               1995
                                                                               ----
                                                                    As                     Net of
                                                                 Reported                Reinsurance
                                                                ----------              -------------

Reinsurance recoverable                                        $50,580,799
Prepaid reinsurance premium                                     35,486,986
Unearned premiums                                              (71,291,232)              $35,804,246
Insurance losses and loss adjustment expenses                  (95,790,019)               45,209,220

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Included in reinsurance recoverable at December 31, 1996 of $97.2 million is $1.3 million in reinsurance recoverable on paid losses and loss adjustment expenses, $51.5 million in reinsurance recoverables on case reserves and $44.4 million in reinsurance recoverable on IBNR. The balance at December 31, 1995 of $50.6 million consisted of $1.2 million in reinsurance recoverable on paid losses and loss adjustment expenses, $16.3 million in reinsurance recoverables on unpaid losses and loss adjustment expenses and $33.1 million in reinsurance recoverable on IBNR.


8.       Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of fair value information about financial instruments for which it is practicable to estimate such fair value. SFAS 107 excludes certain financial instruments, including those related to insurance contracts.

         The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments presented: (i) Cash and cash equivalents and short-term investments. The carrying amounts reported for these instruments approximate fair values. (ii) Fixed maturity securities. Fair values for fixed maturity securities carried at amortized cost or at market value were generally based upon quoted market prices. For certain fixed maturity securities for which market prices were not readily available, fair values were estimated using values obtained from independent pricing services. (iii) Surplus notes receivable. The carrying amounts reported approximate the estimated fair value of the notes and were determined based on the net present value of estimated future cash flows. (iv) Subordinated notes payable. The carrying value and the fair value of these obligations amounted to $16.4 million and $18.0 million at December 31, 1996, respectively. The fair value was estimated using discounted cash flow calculations based upon an estimate of the Company's current borrowing rates for similar types of borrowings with maturities consistent with those for the debt being valued. (v) Notes payable bank. The carrying amount of these short term borrowings approximates fair value.
(vi) Mandatory redeemable preferred stock. The carrying amount represents estimated fair value at the date of issuance determined by taking into consideration, among other things, the value assigned to the detachable warrants and a comparison of debt offerings of similar size and stature. (vii) Common stocks are carried at quoted market prices.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.       Insurance Loss and Loss Adjustment Expense Reserves

         The following table provides a reconciliation of the beginning and ending reserve balances for unpaid loss and loss adjustment expense reserves, net of reinsurance:

                                                                                                  (in thousands)
                                                                                              Year Ended December 31,
                                                                                    --------------------------------------------
                                                                                    1996                1995                1994
                                                                                    ----                ----                ----

Reserves for losses and LAE, net of reinsurance recoverable,
     at beginning of year                                                         $ 45,209             $18,410             $13,735
Reserve for losses and LAE assumed in respect of Pinnacle
acquisition in 1994 and Merchant Bakers acquisition in 1995                             --               9,544               3,068
                                                                                  --------             -------             -------
                                                                                    45,209              27,954              16,803
                                                                                  --------             -------             -------
Incurred losses and LAE:
     Provision for insured events of the current year                               89,038              45,065              21,559
     Increase in provision for insured events of prior years                        23,357               4,241               1,134
                                                                                  --------             -------             -------
                Total incurred losses and LAE                                      112,395              49,306              22,693
                                                                                  --------             -------             -------
Payments:
     Losses and LAE attributable to insured events of the current year              39,286              16,465              10,365

     Losses and LAE attributable to insured events of prior years                   35,554              15,586              10,721
                                                                                  --------             -------             -------
               Total payments                                                       74,840              32,051              21,086
                                                                                  --------             -------             -------
Reserves for losses and LAE, net of reinsurance recoverable,
     at end of year                                                                 82,764              45,209              18,410

Reinsurance recoverables on reserves for losses and LAE,
     at end of year                                                                 97,191              50,581              26,546
                                                                                  --------             -------             -------

Reserves for losses and LAE, gross of reinsurance recoverables,
     at end of year                                                               $179,955             $95,790             $44,956
                                                                                  ========             =======             =======

         During the second quarter of 1996, the Company noted a significant increase in the volume of reported claims falling below the reinsurance attachment points, over and above the frequency anticipated in its calculation of loss reserves. At the same time, the Company conducted a thorough overall re-evaluation of its business plan and the profitability of the underlying business. As a result, management increased loss reserves by $12 million in the second quarter, predominantly within IBNR.

         In the remainder of 1996, the Company continued to reassess its current and prior year loss experience. In addition to addressing loss reserving and growth issues, the Company also strengthened senior management and supervisory personnel in claims administration, as well as employing an internal actuary to assist with loss reserving estimates and pricing of risks. As a result of the reassessment, the Company made significant additional loss reserve increases in the fourth quarter of 1996, which resulted in a 1996 loss ratio of 113% and total adverse development of $23 million on 1995 and prior accident year loss reserves.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.      Mandatory Redeemable Preferred Stock

         On October 4, 1996, the Company completed the sale of 10,000 shares of its Series A Cumulative Voting Preferred Stock (the "Preferred Stock") for $10,000,000. Each holder purchased $5,000,000 of the Preferred Stock. In addition, such holders will provide significant reinsurance on the Company's 1997 book of business and were provided representation on the Board of Directors of the Company. Proceeds of the sale were used to increase the statutory surplus of Merchant Bakers.

         Each share of Preferred Stock is entitled to one vote along with the Company's common stock and carries a dividend rate of 7.5%. The Company may call the Preferred Stock for redemption at any time after the fourth anniversary of the closing subject to a declining prepayment penalty. The Preferred Stock must be redeemed at $1,000 per share plus any accumulated dividends in five equal tranches at the 10th through 14th anniversaries of the closing (October 4, 2010).

         Each share of Preferred Stock carries with it detachable Series A Warrants ("Warrants") to purchase 140 shares of the Company's common stock for $9.50 per share at any time until October 4, 2003. The number of shares of the Company's common stock deliverable upon exercise of the warrants, and the exercise price thereof, are subject to adjustment. If all of the Warrants issued in connection with the $10,000,000 of Preferred Stock issued were to be exercised, the common stock purchased would represent approximately 19.8% of the Company's issued and outstanding common stock at December 31, 1996.

         The Preferred Stock agreement contains certain covenants similar to those required under the line of credit agreements described in Note 6. Violations of such covenants only cause a redemption event if assessed to have a "Material Adverse Effect" on the Company as defined in the agreement. The Company has obtained a waiver from the Preferred Stockholders dated March 31, 1997 for a violation existing at December 31, 1996 of a certain covenant.

         In connection with the Preferred Stock issuance, the Preferred Stockholders, the Company, and certain common stockholders (the "Management Group") entered into an agreement whereby the Management Group and the Company would cooperate with the Preferred Stockholders with regard to certain corporate governance matters. At the date of the Preferred Stock issuance, the Management Group owned 20% of the outstanding common stock of the Company.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.      Income Taxes

         The Company and its subsidiaries file a consolidated U.S. Federal Income Tax return. The Company's U.S. federal tax rate was 34% for 1996, 1995 and 1994. Current income tax expense (benefit) calculated at the statutory corporate tax rate differs from the expense (benefit) included in the accompanying financial statements due to the following:

                                              1996                           1995                        1994
                                     ----------------------          -------------------         --------------------
                                        AMOUNT         RATE            AMOUNT       RATE           AMOUNT       RATE
                                     ------------     -----          ----------     ----         ----------     -----
Income tax (benefit) computed on
   pre-tax operating income
   at statutory rate                 ($11,949,567)    (34.0)%        $2,784,010     34.0%        $2,398,536      34.0%
Tax exempt investment income             (699,288)     (1.9)           (718,931)    (8.8)          (348,669)     (4.9)
Goodwill amortization                  (1,038,020)     (2.9)            (98,087)    (1.2)                --        --
Other, primarily prior year
   income tax accrual                    (768,908)     (2.2)             41,105      0.5            426,679       6.0
                                     ------------     -----          ----------     ----         ----------      ----
         Total income tax expense    ($14,455,783)    (41.0)%        $2,008,097     24.5%        $2,476,546      35.1%
                                     ============     =====          ==========     ====         ==========      ====

         Components of the total income tax expense are as follows:

                                                                                       December 31,
                                                                  ------------------------------------------------------
                                                                  1996                     1995                     1994
                                                                  ----                     ----                     ----

Current tax expense (benefit)                                 ($6,147,619)              $2,225,546               $2,273,046
Deferred income tax expense (benefit)                          (8,308,164)                (217,449)                 203,500
                                                             ------------               ----------               ----------
     Total                                                   ($14,455,783)              $2,008,097               $2,476,546
                                                             ============               ==========               ==========

         The components of the net deferred tax asset are as follows:

                                                                                                    December 31,
                                                                                         -------------------------------
                                                                                         1996                       1995
                                                                                         ----                       ----
Deferred tax assets:
     Discounting of liability for insurance losses and LAE                           $ 2,990,428                 $1,834,585
     Unearned premium adjustments                                                      1,637,702                  2,434,700
     Surplus notes receivable - valuation allowance                                      890,800                         --
     Other                                                                                    --                     29,700
     Net operating loss and alternative minimum tax credit carryforwards               5,738,516                         --
                                                                                     -----------                 ----------

                  Total deferred tax assets                                           11,257,446                  4,298,985
                                                                                     -----------                 ----------

Deferred tax liabilities:
     Deferred policy acquisition costs                                                (1,059,625)                (2,409,300)
     Other                                                                               (49,598)                        --
                                                                                     -----------                 ----------

                  Total deferred tax liabilities                                      (1,109,223)                (2,409,300)
                                                                                     -----------                 ----------

Valuation allowance                                                                           --                         --
                                                                                     -----------                 ----------

                  Net deferred tax assets                                            $10,148,223                 $1,889,685
                                                                                     ===========                 ==========

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The Company has recorded a net deferred tax asset of $10.1 million comprised of the benefit of $5.7 million in net operating loss and alternative minimum tax credit carryforwards which expire in 2011 and $4.4 million in other net temporary differences. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, will be reduced if estimates of future taxable income during the carryforward periods are reduced.

12.      Stock Incentive Plan

         The Company maintains a Stock Incentive Plan (the "Plan") which enables officers, directors and key employees of the Company to participate in the Company's future and to enable the Company to attract and retain these persons by offering them proprietary interests in the Company. The Plan provides for the issuance of up to 350,000 shares of Common Stock and is administered by a committee appointed by the Board of Directors. The Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, deferred stock or combinations thereof.

         Two types of stock options may be granted under the Plan: Incentive stock options which are intended to qualify under Section 422 of the Internal Revenue Code, and non-qualified stock options. The exercise price of each option granted under the Plan may not be less than the fair market value (for incentive stock options) or 85% of the fair market value (for non-qualified stock options) of the underlying shares on the date of grant. The Plan committee determines the option exercise period, which may not exceed ten years. The options granted generally vest at 20% per year over a five year period except for certain of the options granted during 1996 which are fully or partially vested. As of December 31, 1996, options for 102,988 shares were fully vested and options for 65,140 shares were available to be granted in the future.

         The Company accounts for stock options using the provisions of APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized in the financial statements. The following disclosures are provided in accordance with SFAS 123, "Accounting for Awards of Stock-Based Compensation to Employees", which as discussed in Note 1, was adopted by the Company in 1996 for disclosure requirement purposes only.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         A summary of the status of the Plan as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                         1996                                1995                               1994
                              --------------------------          ---------------------------        ---------------------------
                                         Weighted Average                    Weighted Average                   Weighted Average
     Stock Options            Shares      Exercise Price          Shares      Exercise Price         Shares      Exercise Price
     -------------            ------     ----------------         ------     ----------------        ------     ----------------
Outstanding at
beginning of year            270,000         $12.50              249,000         $13.36              167,000         $13.57

Granted                      157,500          $7.63               45,000          $8.14               98,500         $13.00
Exercised
Forfeited/Canceled          (142,640)        $13.39              (24,000)        $13.25              (16,500)        $13.25
Expired
                            --------         ------              -------         ------              --------        ------

Outstanding at end
    of year                  284,860          $9.37              270,000         $12.50              249,000         $13.36
                             =======         ======              =======         ======              =======         ======
Options exercisable at
    year end                 102,988                              78,300                              38,100
                             =======                             =======                              ======


         The approximate weighted average grant-date fair value of options granted during the years ending December 31, 1996 and 1995 using the Black-Scholes Model were $492,000 and $149,000, respectively. Significant assumptions used in the determination of such fair values were as follows:

                                          1996                    1995
                                          ----                    ----

   Risk free interest rate                6.1%                    5.5%
   Expected life                         5 years               5.5 years
   Expected volatility                     35%                     35%


         Pro forma net income (loss) and pro forma earnings (loss) per share as if the fair value based accounting method in SFAS 123 had been used to account for stock-based compensation cost for the years ending December 31, 1996, 1995 and 1994 follows:

                                                          December 31,
                                               --------------------------------
                                                    1996                1995
                                                    ----                ----

    Pro forma net income (loss)                ($21,018,898)         $5,973,661
    Pro forma earnings (loss) per share              ($3.75)              $1.06

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


The following table summarizes information about stock options outstanding at December 31, 1996:


                                          OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                      -------------------------------------------------------------    ------------------------------------------
                                                Weighted
      Range of              Number               Average             Weighted                Number              Weighted
      Exercise            Outstanding           Remaining            Average               Exercisable            Average
       Prices             at 12/31/96       Contractual Life      Exercise Price           at 12/31/96        Exercise Price
---------------------------------------------------------------------------------------------------------------------------------

   $7.75 - $14.58           284,860              9 Years              $9.37                  102,988              $10.00

---------------------------------------------------------------------------------------------------------------------------------


13.      Commitments and Contingencies

     (a) Lease
         The Company's subsidiaries lease office space under non-cancelable operating leases through 2005. The leases also stipulate that the Company pay certain costs associated with the rental of the office space.

Future minimum lease payments at December 31, 1996 are as follows:

     1997...................................................      $  1,899,202
     1998...................................................         1,804,694
     1999...................................................         1,759,918
     2000 ..................................................         1,465,272
     2001...................................................         1,102,292
     2002 and thereafter....................................         3,475,000
                                                                   -----------
                                                                   $11,506,378
                                                                   ===========

Rental expense for operating leases was as follows:

                                             1996         1995        1994
                                             ----         ----        ----

Total rental expense                     $1,155,870     $824,524    $239,180
Lease termination charge                         --           --     380,000
Less income from sub-leases                (236,053)    (159,967)     (6,533)
                                         ----------     --------    --------
Net rental expense                         $919,817     $664,557    $612,647
                                         ==========     ========    ========

     (b)  Lease Termination
         In September 1994, the Company moved into its new corporate headquarters. The Company's vacated facilities have a non-cancelable lease which expires in April 2000. The Company currently sublets a majority of the space. The Company has at December 31, 1996 and 1995 recorded a liability of $285,000 and $380,000, respectively, for the expected deficiency which is included in other liabilities in the balance sheets.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     (c) Professional Services Agreements
         In 1996 and prior years, the Company entered into agreements with various law firms to provide professional services primarily related to auto liability claims litigation and settlement in return for a fixed fee based on a percentage of direct (gross) earned liability premiums. The agreements, which extend for a three year period in order to cover the expected period of claims settlements, require the Company to make scheduled periodic fee payments over the period. To the extent that any of the law firms fail to perform under the agreement, which in the opinion of management is unlikely, additional liabilities could emerge. The agreements were not renewed effective January 1, 1997.

     (d) Take All Comers
         In January 1995, the Company was informed by the New Jersey Insurance Department that it could no longer remain exempt from the state's Take All Comers ("TAC") laws regarding personal auto insurance as provided under the Fair Automobile Insurance Act of 1990. In general, TAC requires that automobile insurers provide coverage to any licensed person having fewer than nine (9) eligibility points. The Company's underwriting guidelines had previously specified that the maximum eligibility points allowed for any one driver to offer insurance was four (4) points.

         Since the loss of the exemption from TAC, the Company has accepted personal auto insurance risks with up to a maximum of eight points under its revised underwriting guidelines. With the implementation of TAC, the Company has experienced an increase in the percentage of its New Jersey personal auto business with eligibility points of five or more from 1.4% of the total New Jersey personal auto book in January of 1995 to 7.0% at December 1996. In addition, the number of youthful operators (those drivers under 25 years of age) increased from 2.1% to 8.0% during the same period. Although the actual impact of the loss of the TAC exemption on the 1995 and 1996 results for the New Jersey personal auto business is not material, the loss of the exemption may adversely impact the Company's experience in the future.

     (e) Fair Automobile Insurance Reform Act of 1990
         The Fair Automobile Insurance Reform Act of 1990 ("FAIRA") provides for an assessment to be charged to insurance companies writing automobile insurance in New Jersey. As Home State was writing at premium to surplus ratios in excess of 3:1 through 1993, the Company had been exempt from payment of this levy for the years 1990 and 1991, and presently has a deferral from paying assessments for 1992 and 1993. Subsequent to 1993, the Company has paid annual assessments under FAIRA. Management believes that it is not likely that the Company will be required to pay the deferred assessments for 1992 and 1993, which aggregate $1.23 million. Accordingly, no provision has been made for these deferred assessments in the financial statements.

     (f) Litigation
         In the normal course of business, the Company is a defendant in various lawsuits. In the opinion of management, disposition of such litigation will not have a material impact on the financial position or result of operations of the Company.

14.      Dividend Restrictions on Insurance Company Subsidiaries

         As a holding company, the principal source of the parent company's cash available for payment of dividends is dividends received from its insurance subsidiaries. State regulatory requirements limit the amount of annual dividends these companies can pay to the holding company without obtaining prior insurance department approval. The maximum amount distributable is limited to the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) net investment income for the preceding year, with larger dividends payable only upon prior regulatory approval. Accordingly, the maximum dividend which may be paid to the Company by its insurance subsidiaries without prior approval at December 31, 1996 is approximately $4.6 million.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Statutory policyholders' surplus for the combined insurance subsidiaries at December 31, 1996 and 1995 was $29,427,357 and $37,291,911,
respectively. Statutory net income (loss) for the combined insurance subsidiaries for the years ended December 31, 1996, 1995 and 1994 was ($24,825,093), $3,061,448 and $3,188,706, respectively. During 1996, the Company contributed approximately $17.7 million of capital to its insurance subsidiaries. The principal differences between statutory financial statements and those prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect fixed maturity investments available for sale at market value, deferred policy acquisition costs and deferred income taxes. In addition, for statutory purposes, the Company recognized $7.1 million of commission income on the date of the unearned premium reserve quota share reinsurance treaty which is deferred and recognized as the related unearned premium is earned for GAAP purposes.

15.      Related Party Transactions

         The Company has an agreement with a company owned by two of its stockholders/directors to provide management and investment services at an annual fee not to exceed 1/2% of investable assets. The total expense incurred under such agreement was $405,661, $296,239 and $173,000 in 1996, 1995 and 1994,
respectively.

         The Company had also entered into an agreement with a limited partnership ("PPIM"), whose partners include certain directors and officers of the Company, to provide various administrative services to the Company. The agreement provided for a fee of 2% of direct gross written premium up to a maximum of $1,250,000 in any one year. During 1996, such fees were paid to HSIM L.L.C. and accordingly, such fees are eliminated in consolidation in 1996. Total fees paid to PPIM for the years ended December 31, 1995 and 1994 amounted to approximately $1,250,000 and $1,118,400, respectively. The agreement also provided that PPIM pay the Company an annual fee of 1% of direct gross premium written up to a maximum of $625,000 in any one year for certain administrative services the Company provides PPIM. The Company earned $625,000 and $559,500 for services rendered to PPIM during 1995 and 1994, respectively.

         Included in other assets is $1.1 million due from Home Mutual for net amounts due under the pooling arrangement with Merchant Bakers.

         The sister-in-law of one of the Company's directors served as a consultant to the Company in connection with the Company's August 1993 initial public offering and since completion of such offering, served as the Company's director of investor relations on a consultant basis until January, 1995. In 1995 and 1994, an aggregate of $15,000 and $62,690, respectively in consulting fees were paid in connection with such services. No such fees were paid during 1996.

         During 1994, the Company made a six-month $490,000 loan, collateralized by a deed of trust and assignment of rents, to Brooks Creek Vineyards, Ltd., a California limited partnership of which a director of the Company is one of six general partners. This loan was repaid during 1994.

         In October 1994, in conjunction with the private placement of $17.0 million in subordinated notes, two directors purchased notes totaling $700,000 and received 10,500 detachable common stock warrants.

         In October 1996, the Company entered into agreements with Swiss Reinsurance America Corporation and Reliance Insurance Company, the holders of the Preferred Stock, for the Company's subsidiaries to purchase reinsurance from such holders at commercially reasonable and actuarially sound rates and for such holders to provide certain consulting and management services to the Company.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.      Summary of Quarterly Financial Information (unaudited)

         The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1996 and 1995 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments except as explained below) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                 (in thousands - except per share amounts)
                                                                 -----------------------------------------
                                                       FIRST             SECOND              THIRD              FOURTH
1996                                                  QUARTER            QUARTER            QUARTER             QUARTER
----                                                  -------            -------            -------             -------

Net earned premiums                                   $23,445            $25,576            $26,439             $26,220
Recoveries (returns) on reinsurance
     premiums                                           1,681                434              1,485              (6,026)
Net investment income                                   1,025              1,061              1,259               1,302
Net realized capital gain                                  (2)                (2)                (1)                 10
Insurance losses and loss adjustment
     expenses                                          20,484             31,388             20,541              39,983
Writedown of surplus notes receivable                      --                 --                500               2,120
Net income (loss)                                         503             (5,115)             1,133             (17,048)
Net income (loss) per common share                      $0.09             $(0.90)             $0.20              ($3.05)
Weighted average number of common shares                5,667              5,660              5,660               5,660

                                                       FIRST             SECOND              THIRD              FOURTH
1995                                                  QUARTER            QUARTER            QUARTER             QUARTER
----                                                  -------            -------            -------             -------

Net earned premiums                                    $8,698            $14,674            $16,091             $19,450
Recoveries on reinsurance premiums                        612              1,234              2,323               1,821
Net investment income                                     686                880                850               1,041
Net realized capital gain (losses)                         95                 68                 12                  90
Insurance losses and loss adjustment
     expenses                                           6,690             12,144             13,646              16,823
Net income (loss)                                       1,024              1,230              1,904               1,962
Net income (loss) per common share                      $0.18              $0.22              $0.34               $0.35
Weighted average number of common shares                5,693              5,660              5,660               5,661

         The Company's quarterly information for the fourth quarter of 1996 included above, includes the impact of an increase in loss and loss adjustment expenses, the associated reduction in reinsurance profit sharing of $6.0 million and reduction in deferred policy acquisition costs. See Note 9 for further information regarding the increase in loss reserves. In addition, during the fourth quarter of 1996, an additional $2.1 million was charged against earnings as the result of an additional adjustment to the valuation allowance on the Company's surplus notes receivable.

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.      Segment Information

         The Company's operations are conducted principally through two business segments. These segments and their respective operations are as follows:

         Property and Casualty Insurance - The insurance operations primarily write standard and preferred personal and commercial auto insurance.

         Financial Services - The Company's financial services operations engage in diversified financial services for affiliated companies only. Such operations include, but are not limited to, reinsurance brokerage services, premium financing and management services.

         The following table is a summary of operations by major operating segment, as of and for the years ended December 31, 1996 and 1995 (in thousands).


                               Property &   Financial              Adjustments
1996                            Casualty    Services   Parent     & Eliminations   Consolidated
----                           ----------   ---------  ------     --------------   ------------

Revenues*                       $104,038     $6,071        $42        ($2,418)       $107,733
                                ========     ======    =======       ========        ========

Income (loss) before
     taxes and minority
     interest                   ($35,614)    $4,171    ($6,755)        $3,053        ($35,145)
                                ========     ======    =======       ========        ========

Identifiable assets             $333,961     $9,845    $56,136       ($56,363)       $343,579
                                ========     ======    =======       ========        ========


1996                           Property &   Financial              Adjustments
                                Casualty    Services   Parent     & Eliminations   Consolidated
                               ----------   ---------  ------     --------------   ------------

Revenues*                        $68,530     $4,166       $394        ($1,159)        $71,931
                                ========     ======    =======       ========        ========

Income (loss) before
     taxes and minority
     interest                     $7,953     $2,892    ($2,637)          ($19)         $8,189
                                ========     ======    =======       ========        ========

Identifiable assets             $214,426     $8,586    $57,956       ($40,447)       $240,521
                                ========     ======    =======       ========        ========

* Net investment income and realized capital gains and losses have been reflected in the above table based on the portfolio of investments held by such business segments.


18.      401(k) Plan

         The Company maintains a 401(k) Plan for the benefit of its employees. The Company matches 25% of the first 5% contributed by the participant. The Company match was approximately $68,000, $41,000 and $20,000 during 1996, 1995 and 1994, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders of
Home State Holdings, Inc.

Our report on the consolidated financial statements of Home State Holdings, Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 42 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                            Coopers & Lybrand L.L.P.


New York, New York
March 31, 1997

                                                                      SCHEDULE 1


                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES

       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1996


                                                                                                       Amount
                                                                                                       Shown
                                                                                 Estimated             In The
                                                           Amortized              Market               Balance
Type of Investment                                           Cost                 Value                 Sheet
------------------                                        -----------            ----------          -----------
Fixed maturity securities, held-to-maturity:
     Bonds:
     U.S. Government obligations                          $ 2,242,429           $ 2,251,291          $ 2,242,429
     States, municipalities and political
          subdivisions                                     49,025,064            49,759,769           49,025,064
     Corporate securities                                  19,758,048            19,793,687           19,758,048
                                                          -----------           -----------          -----------

     Total                                                 71,025,541            71,804,747           71,025,541
                                                          -----------           -----------          -----------

Fixed maturity securities available for sale:
     Bonds:
     U.S. Government obligations                            2,057,754             2,058,526            2,058,526
     States, municipalities and political
          subdivisions                                      4,623,105             4,644,550            4,644,550
     Corporate securities                                   1,889,629             1,879,525            1,879,525
                                                          -----------           -----------          -----------

          Total                                             8,570,488             8,582,601            8,582,601
                                                          -----------           -----------          -----------

Common Stocks                                                 360,496               407,079              407,079
                                                          -----------           -----------          -----------
Short term investments                                     11,359,406            11,359,406           11,359,406
                                                          -----------           -----------          -----------

                    Total investments                     $91,315,931           $92,153,833          $91,374,627
                                                          ===========           ===========          ===========




           See accompanying notes to consolidated financial statements included on pages F-7 through F-30.

                                                                     SCHEDULE II

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                              (Parent Company Only)

                           December 31, 1996 and 1995


ASSETS                                                                      1996               1995
------                                                                   -----------        ----------
Cash and cash equivalents                                                $   854,754        $ 1,978,928
Investment in subsidiaries                                                42,972,916         43,692,017
Investment in mutual insurance company, at cost                            4,000,000          4,000,000
Fixed maturity securities, available for sale, at market                     403,550            703,545
Surplus notes receivable                                                   2,350,000          4,500,000
Other assets                                                               5,555,099          3,075,003
                                                                         -----------        -----------
                    Total assets                                         $56,136,319        $57,955,606
                                                                         ===========        ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated notes                                                       $16,380,000        $16,300,000
Due to affiliates                                                          5,965,573            497,112
Notes payable, bank                                                        5,000,000          2,000,000
Accrued expenses and other liabilities                                       352,849            106,268
                                                                         -----------        -----------
                    Total liabilities                                     27,698,422         18,903,380
                                                                         -----------        -----------

Mandatory redeemable preferred stock                                       8,525,000                 --
                                                                         -----------        -----------
Stockholders' Equity
     Common Stock - $.01 par value;  (10,000,000 shares
          authorized, 5,660,000 shares issued and outstanding)                56,600             56,600
     Additional paid-in capital                                           22,473,463         20,973,463
     Unrealized appreciation (depreciation) of fixed maturities
          available for sale, net of taxes                                    38,769           (57,704)
     Retained earnings                                                   (2,655,935)         18,079,867
                                                                         -----------        -----------

                    Total stockholders' equity                            19,912,897         39,052,226
                                                                         -----------        -----------
                    Total liabilities and stockholders' equity           $56,136,319        $57,955,606
                                                                         ===========        ===========






           See accompanying notes to consolidated financial statements included on pages F-7 through F-30.

                                                                    SCHEDULE II

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

                       CONDENSED STATEMENTS OF OPERATIONS

                              (Parent Company Only)

                  Years Ended December 31, 1996, 1995 and 1994



                                                                 1996                 1995                  1994
                                                            -------------          -----------           ----------
Revenue:
     Management fee income                                  $          --          $        --           $  252,104
     Net investment income                                         42,060              236,615              577,133
     Other income                                                      --                   --              133,500
     Gain (loss) on sale of investments                                --              157,933              (68,388)
                                                            -------------          -----------           ----------

                   Total Revenues                                  42,060              394,548              894,349
                                                             ------------          -----------           ----------

Expenses:
     General and administrative expense                         4,433,971            1,269,204            1,243,055
     Interest expense                                           2,363,144            2,051,528              522,934
                                                             ------------          -----------           ----------
                   Total Expenses                               6,797,115            3,320,732            1,765,989
                                                             ------------          -----------           ----------

Income (loss) before equity in affiliates and
     income taxes (benefit)                                    (6,755,055)          (2,926,184)            (871,640)
Equity in earnings (loss) of subsidiaries                     (15,921,922)           8,162,952            5,576,133
                                                             ------------          -----------           ----------

Income (loss) before income taxes                             (22,676,977)           5,236,768            4,704,493
Income taxes (benefit)                                         (2,150,079)            (885,893)             207,020
                                                             ------------          -----------           ----------

Net income (loss)                                            ($20,526,898)         $ 6,122,661           $4,497,473
                                                             ============          ===========           ==========






           See accompanying notes to consolidated financial statements included on pages F-7 through F-30.

                                                                     SCHEDULE II

                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                              (Parent Company Only)

                  Years Ended December 31, 1996, 1995 and 1994


                                                                            1996                  1995                1994
                                                                       ------------           ------------        ------------

Operating Activities
Net income (loss)                                                      ($20,526,898)          $  6,122,661        $  4,497,473
                                                                        -----------           ------------        ------------

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Undistributed equity in (earnings) loss of affiliates               15,921,922             (8,162,952)          (5,576,133)
     (Increase) decrease in other assets                                (2,132,463)             (1,802,012)              76,292
     Writedown of surplus note receivable                                 2,620,000                     --                   --
     Increase (decrease) in accrued expenses and other                      392,279               (437,502)             129,112
     Depreciation and amortization                                          193,609                192,885               81,730
     Net realized capital losses                                                 --                157,933               68,388
                                                                        -----------           ------------         ------------

Total adjustments                                                        16,995,347            (10,051,648)          (5,220,611)
                                                                        -----------           ------------         ------------

Net cash used in operating activities                                    (3,531,551)            (3,928,987)            (723,138)
                                                                        -----------           ------------         ------------

Investing Activities
Sales (purchases) of investments, net                                       306,108             5,119,744            1,190,555
Investment in note receivable - affiliate                                                              --           (5,000,000)
Purchase of surplus notes                                                  (470,000)                   --                   --
Investment in affiliates                                                (15,200,000)           (1,664,496)         (12,069,150)
Proceeds from sale of equipment                                                  --                   --               351,989
                                                                        -----------          ------------         ------------
Net cash provided by (used in) investing activities                     (15,363,892)            3,455,248          (15,526,606)
                                                                        -----------          ------------         ------------

Financing Activities
Net proceeds from (repayment of) amounts due to/from
affiliates                                                                5,468,461             (694,577)              825,104
Proceeds from subordinated notes issuance                                        --                    --           16,290,861
Purchase of notes receivable                                                     --                    --           (2,347,202)
Proceeds from issuance of mandatory redeemable preferred stock            9,486,712                    --                   --
Proceeds from notes receivable, net                                              --               113,051            2,234,151
Payment of cash dividends on preferred stock                              (183,904)                    --                   --
Proceeds from notes payable, bank                                         3,000,000             2,000,000                   --
Proceeds from acquisition of stock or private placement
proceeds                                                                         --                    --              (54,043)

Net cash provided by financing activities                                17,771,269             1,418,474           16,948,871
                                                                        -----------           ------------        ------------
Net increase (decrease) in cash and cash equivalents                     (1,124,174)               944,735             699,127
Cash and cash equivalents, beginning of period                            1,978,928              1,034,193             335,066
                                                                        -----------            -----------        ------------

Cash and cash equivalents, end of period                                $   854,754            $ 1,978,928        $  1,034,193
                                                                        ===========            ===========        ============


           See accompanying notes to consolidated financial statements included on pages F-7 through F-30.

                                                                    SCHEDULE III


                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                (IN THOUSANDS)


                                                    Liability
                                                       for
                                                   Insurance                                                         Insurance
                                  Deferred           Losses                                                            Losses
                                   Policy           And loss       Unearned         Net               Net             And loss
                                Acquisition        Adjustment       Premium       Premiums         Investment        Adjustment
                                    Cost            Expenses        Reserve        Earned            Income           Expenses
                                -----------       -----------      ---------      ---------        ----------        ----------

Property & Casualty
December 31, 1996                  $3,116          $179,955         $85,863       $101,680            $4,647          $112,396

Property & Casualty
December 31, 1995                  $7,086           $95,790         $71,291        $58,915            $3,459           $49,306

Property & Casualty
December 31, 1994                  $3,736           $44,957         $32,142        $29,895            $1,935           $22,693





                              Amortization
                              of Deferred
                                Policy         Other             Net
                              Acquisition    Operating         Premium
                                Costs         Expenses         Written
                              -----------    ----------       ---------

Property & Casualty
December 31, 1996              $25,500         $21,530         $89,860

Property & Casualty
December 31, 1995              $11,421         $14,021         $67,027

Property & Casualty
December 31, 1994               $7,244          $8,362         $31,246



           See accompanying notes to consolidated financial statements included on pages F-7 through F-30

                                                                     SCHEDULE IV


                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                (IN THOUSANDS)

                                                             CEDED
                                          GROSS             TO OTHER          NET
                                          AMOUNT           COMPANIES         AMOUNT
                                         ---------         ---------        --------
Year Ended December 31, 1996
          Earned Premium                  $188,268           $86,588        $101,680
                                          ========           =======        ========

Year Ended December 31, 1995
          Earned Premium                  $109,370           $50,455        $ 58,915
                                          ========           =======        ========

Year Ended December 31, 1994
          Earned Premium                  $ 54,812           $24,917        $ 29,895
                                          ========           =======        ========





           See accompanying notes to consolidated financial statements included on pages F-7 through F-30.

                                                                     SCHEDULE VI


                   HOME STATE HOLDINGS, INC. AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION
                CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                   YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                               INSURANCE LOSS AND                 PAID
                                                LOSS ADJUSTMENT                 INSURANCE
                                               EXPENSES INCURRED                 LOSSES
                                                   RELATING TO                  AND LOSS
                                           CURRENT             PRIOR           ADJUSTMENT
                                             YEAR              YEARS            EXPENSES
                                           -------            -------          ----------
Year Ended December 31, 1996               $89,038            $23,357           $74,840
                                           =======            =======           =======

Year Ended December 31, 1995               $45,065            $ 4,241           $32,052
                                           =======            =======           =======

Year Ended December 31, 1994               $21,559            $ 1,134           $21,086
                                           =======            =======           =======



           See accompanying notes to consolidated financial statements included on pages F-7 through F-30.