Form 10-K/A
period 1996-12-31
HOME STATE HOLDINGS INC
filed 1997-04-30
CIK 906524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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





                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) The Directors of the Company are as follows:

    Class I Directors - Term Expires 1997

      Perez C. Ehrich, age 54, became a Director of the Company in August 1993. Mr. Ehrich is a member of the Audit Committee of the Board. Mr. Ehrich has been a partner in the law firm of Dorsey & Whitney LLP since December 1995. Prior thereto, he was a partner in the law firm of Townley & Updike since 1978.

     Eric A. Reehl, age 33, has served as Executive Vice President and Chief Financial Officer and a Director of the Company since June 1996. He has also served as Assistant Treasurer and Assistant Secretary since August 1993. From March 1996 to June 1996, he served as Senior Vice President - Corporate Development. Prior to that he had served as Director of Corporate Development since August 1993. Mr. Reehl serves as a Director, Executive Vice President and Chief Financial Officer of Home State Insurance Company ("Home State"), New York Merchant Bakers Insurance Company ("Merchant Bakers"), Pinnacle Insurance Company ("Pinnacle"), Westbrook Insurance Company ("Westbrook") and Home Mutual Insurance Company of Binghamton, NY ("Home Mutual"). He also serves as Executive Vice President and Chief Financial Officer of Quaker City Insurance Company ("Quaker City"). Home State, Merchant Bakers, Pinnacle, Quaker City and Westbrook are subsidiaries of the Company. Mr. Reehl also serves as a Director (or Manager, in the case of limited liability companies) and principal officer of each of the Company's financial services subsidiaries, and as a Director and Executive Vice President of Transportation Insurance Network, Inc. ("TIN") and Transportation Insurance Agency Network, Inc. ("TIAN"), subsidiaries of the Company. From 1990 to 1993, Mr. Reehl was affiliated in various capacities with Woodhaven Investors, Inc. ("Woodhaven"), an investment management and consulting firm. From 1989 to 1990, Mr. Reehl served as Secretary, Treasurer and Director of Corporate and Portfolio Development for Consolidated Capital Equities Corporation, a real estate concern in which certain general partnership interests were purchased by Woodhaven pursuant to a plan of reorganization filed under Chapter 11 of the Bankruptcy Reform Act of 1978. Prior to 1989, Mr. Reehl was a bankruptcy and reorganization consultant with Ernst & Young, a public accounting firm.

      William L. Wallace, Sr., age 73, became a Director of the Company in June 1994. Mr. Wallace has been a management consultant since 1979, specializing in strategic planning programs for manufacturing companies. Prior thereto, Mr. Wallace held executive positions with several corporations, including as a Senior Vice President of Olin Corporation.

    Class II Directors  - Term Expires 1998:

      Robert M. Baylis, age 58, has served as a Director of the Company since December 1995 and is Chairman of the Executive Committee and a member of the Strategic Planning Committee of the Board. Mr. Baylis is Director of the International Forum, an executive education program of The Wharton School. Mr. Baylis served as Vice Chairman of the Board of Directors of CS First Boston from 1994 until his retirement in 1996 after a 33-year career with First Boston companies. He was based in Hong Kong as Chairman and Chief Executive Officer of CS First Boston Pacific, Inc. from March 1993 until August 1994. Prior thereto, he was Vice Chairman of the Board of Directors of First Boston Corporation from March 1992 to March 1993. Mr. Baylis also serves as a Director of Gryphon Holdings, Inc., New York Life Insurance Company and Covance, Inc.

     Edward D. Herrick, age 52, has served as a Director of the Company since its formation and is a member of the Executive, Compensation and Strategic Planning Committees of the Board. Mr. Herrick also serves as a Director of most of the Company's subsidiaries and Home Mutual. In addition, since 1986, Mr. Herrick has been Managing Director and President of Woodhaven Investors Inc., which serves as investment advisor to the Company and its subsidiaries. See "Certain Transactions." Mr. Herrick has been the President of Herrick & Co., an investment firm, since 1986. Mr. Herrick is a Director of Preferred Holdings, Inc., an insurance holding company specializing in workers compensation coverage in the States of Massachusetts, Georgia and New Hampshire. Mr. Herrick is also a Director of Mobex Communications, Inc., a wireless communication company located in Boise, Idaho.

      Mark S. Vaughn, age 49, has served as President, Chief Executive Officer, Treasurer and Vice Chairman of the Board of Directors of the Company since June 1996. He has also served as a Director since April 1995. From July 1994 to June 1996, he served as Senior Vice President - Marketing and Underwriting. He also serves as Chairman of the Board of Directors and Chief Executive Officer of Home State, Merchant Bakers, Pinnacle, Quaker City, Westbrook and Home Mutual, and as President of Home State. Mr. Vaughn also serves as a Director (or Manager, in the case of limited liability companies), President and Chief Executive Officer (in the case of corporations) of each of the Company's financial services subsidiaries, and as Chairman of the Board of Directors and Chief Executive Officer of TIN and TIAN. Mr. Vaughn began his insurance career in 1971 as a commercial underwriting and marketing representative for The Travelers Insurance Company. In 1973, he joined Torrence Insurance, Inc., an insurance agency, where he became a managing partner. In 1981, Mr. Vaughn joined Transamerica Insurance Group, and assumed increased levels of responsibility during his 13-year career there. In 1990, Mr. Vaughn was promoted to Senior Vice President and became responsible for nationwide personal lines operations for all Transamerica companies.

    Class III Directors - Term Expires 1999:

     Michael H. Monier, age 56, has served as Chairman of the Board of Directors of the Company since its formation in 1987 and as Secretary since 1993. Mr. Monier is a member of the Executive, Compensation and Strategic Planning Committees of the Board. Mr. Monier has served as a Director of most of the Company's subsidiaries since the commencement of their respective affiliations with the Company and as Treasurer of Quaker City Holdings since 1990. He is also Vice President of Tower Hill, Inc., a financial services subsidiary of the Company. Since 1986, Mr. Monier has been Vice President and Secretary of Woodhaven Investors Inc., which serves as investment advisor to the Company and its subsidiaries. See "Certain Transactions." In addition, Mr. Monier has served as President of Michael Monier and Associates, an investment firm, since 1985, and he has served as Vice President and Treasurer of Landmark Management, Inc., a real estate investment firm, since 1974. From 1972 until 1991, Mr. Monier served as Managing Director of the investment firm of Samson & Monier Associates. Mr. Monier is Chairman of the Board of Directors and Chief Executive Officer of Mobex Communications, Inc. of Boise, Idaho, a wireless communications company. In addition, Mr. Monier is Chairman of the Board and a Director of Higgins Supply of McGraw, New York, a manufacturer of orthopedic stays, and is a Director of Preferred Holdings, Inc., an insurance holding company specializing in workers compensation coverage in the States of Massachusetts, Georgia and New Hampshire.

      Henry Sopher, age 41, became a Director of the Company in October 1996 when he was designated as such by Swiss Reinsurance America Corporation ("Swiss Re") in connection with Swiss Re's purchase of shares of Series A Preferred Stock. Mr. Sopher is Chairman of the Strategic Planning Committee of the Board. Since January 1996, Mr. Sopher has been the Chairman of the Board of Directors of Isis Consulting, Inc., an insurance and reinsurance consulting venture, located in New York, New York, which is an affiliate of Swiss Re. From November 1992 to January 1996, Mr. Sopher was a Director of BCS Management Inc., a consulting company, located in New York, New York. He was a Senior Manager at Deloitte & Touche in New York, New York from 1980 to 1992 and was an accountant at Neville Russell & Co. in London, England from 1977 to 1980.

      Harold C. Stowe, age 50, became a Director of the Company in 1993 and is a member of the Audit Committee of the Board. He also has served as a Director of Home State since 1991. Mr. Stowe also is the President and Chief Executive Officer of Canal Industries, Inc. ("Canal"), a private forest products company located in Conway, S.C. Mr. Stowe has been affiliated with Canal since 1990. From 1977 until 1990, Mr. Stowe was affiliated with Springs Industries, Inc., a textile company, serving in various capacities, including as Treasurer and Executive Vice President of The Springs Company, a related investment and management company.



(b) The following table shows the names and ages of all executive officers of the Company, the positions and offices held by such person and the period during which each person served as an officer. The term of office of each person is generally not fixed since each person serves at the discretion of the Board of Directors of the Company.


                                                                                                           Officer
Name                                       Age       Position                                               Since
----                                       ---       --------                                              -------
Mark S. Vaughn (1)....................     49        President, Chief Executive Officer,                    1994
                                                     Vice Chairman of the Board of Directors
                                                     and Treasurer
Michael H. Monier (2).................     56        Chairman of the Board of Directors and Secretary       1987
Eric A. Reehl (3)                          33        Executive Vice President, Chief Financial Officer,     1993
                                                     Asst. Treasurer, Asst. Secretary
Douglas K. Goldenbaum (4).............     42        Senior Vice President - Finance                        1997
William G. Hurlman (5)................     44        Senior Vice President - Underwriting/Marketing         1995
R. Scott Conant (6)...................     46        Senior Vice President - Claims                         1996
James M. Tennyson, Jr. (7)                 43        Senior Vice President -
                                                                 Management Information Services            1994
Richard W. Bird (8)...................     48        Vice President - Marketing                             1996
Vicki F. Blaich (9)...................     38        Vice President - Claims                                1993
James A. Byrne Jr. (10)...............     53        Vice President - Marketing                             1992
Mark Fradkin (11).....................     52        Vice President - Personal Lines Underwriting           1994
Scott A. Morgan (12)..................     37        Vice President - GAAP Accounting                       1996
Mary Jane Poverstein (13).............     50        Vice President - Human Resources                       1995
Benn Prybutok (14)....................     48        Vice President - Government Affairs                    1993
George E. Roberts, Jr. (15)...........     49        Vice President - Marketing                             1996
Francesco Stancati, Jr. (16)..........     42        Vice President - Commercial Underwriting               1994
Richard D. Thomas (17)................     39        Vice President - Actuary                               1996
Pauline L. Tuano (18).................     61        Vice President - Statutory Accounting                  1995

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

 (2) Michael H. Monier has served as Chairman of the Board of Directors of the Company since its formation in 1987 and as Secretary since 1993. Mr. Monier is a member of the Executive, Compensation and Strategic Planning Committees of the Board of Directors. Mr. Monier has served as a Director or Manager of each of the Company's subsidiaries since the commencement of their respective affiliations with the Company and as Treasurer of Quaker City Holdings since 1990. He is also Vice President of Tower Hill. Since 1986 Mr. Monier has been Vice President and Secretary of Woodhaven Investors Inc., which serves as investment advisor to Home State and Quaker City. In addition, Mr. Monier has served as President of Michael Monier and Associates, an investment firm since 1985, and has served as Vice President and Treasurer of Landmark Management, Inc., a real estate investment firm, since 1974. From 1972 until 1991 Mr. Monier served as Managing Director of the investment firm of Samson & Monier Associates. Mr. Monier has also been a principal of the general partners of several single asset real estate limited partnerships.

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

 (4) Douglas K. Goldenbaum has served as Senior Vice President - Finance since April 1997, prior to which he served as Senior Vice President and Controller of the Company since January, 1997. Mr. Goldenbaum is also Senior Vice President - Finance of Home State Insurance, New York Merchant Bakers, Pinnacle, Quaker City and Westbrook. From 1986 through 1996, Mr. Goldenbaum was affiliated with Apprise Corporation and Crum & Forster Insurance, wholly-owned subsidiaries of Talegen Holdings, Inc., where he served in various management positions, including Assistant Vice President
     - Financial Services. Prior to 1986, Mr. Goldenbaum was Manager of General Accounting with Continental Insurance and a Financial Examiner with the State of New Jersey Insurance Department.

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

 (6) R. Scott Conant has served as Senior Vice President, Claims for the Company since August, 1996. He also serves in the same capacity for Home State Insurance Company, Quaker City Insurance Company, Pinnacle Insurance Company, New York Merchant Bakers Insurance Company, Home Mutual Insurance Company and Westbrook Insurance Company. In April 1997, Mr. Conant became a Director of Home Mutual. From 1995 through 1996, Mr. Conant served as a manager and claims/litigation consultant for KPMG Peat Marwick LLP. From 1977 to 1994, Mr. Conant was affiliated with Crum & Forster Insurance Company, a wholly owned subsidiary of Talagen Holdings, Inc., where he served in various management positions, including Vice President - Claim/Legal. Prior to 1977, Mr. Conant was a claims adjuster and supervisor with Liberty Mutual Insurance Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission. Officers, Directors and greater-than-ten-percent beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

       Based on review of the copies of such forms furnished to the Company, the Company believes that during 1996 all Section 16(a) filing requirements applicable to its officers, Directors and greater-than-ten-percent beneficial owners were complied with, except that initial statements of beneficial ownership of Company securities by Richard Bird, R. Scott Conant, William Hurlman, Scott Morgan, George Roberts and Richard Thomas (none of whom own any Company securities except Mr. Roberts) were filed late and a change in the form of beneficial ownership (but not the number) of Company securities owned by Edward D. Herrick is being reported late on an amended annual statement of changes in beneficial ownership.

Item 11. Executive Compensation

      The following table sets forth compensation information for services performed in 1996, 1995 and 1994 for the Company, its subsidiaries and Home Mutual by those persons who served as the Chief Executive Officer at any time during 1996 and those persons who, at December 31, 1996, were the four other most highly compensated executive officers, each of whom earned in excess of $100,000 in salary and bonus in 1996 (the "Named Executives").

                          SUMMARY COMPENSATION TABLE(1)


                                                                                                    Long-Term
                                                                                                  Compensation
                                                          Annual Compensation                      ----------
                                              -------------------------------------------            Awards
                                                                                                   ----------
                                                                                                   Securities
                                                                                                   Underlying            Other
Name & Principal Positions                    Year             Salary             Bonus             Options         Compensation(2)
--------------------------                    ----           ----------         ---------          ----------       ---------------

Mark S. Vaughn(3)...................          1996            $200,242           $100,000                --               $7,528
    Vice Chairman of the Board of             1995            $175,193                 --                --               $5,417
    Directors, President and Chief            1994             $75,577            $40,000            20,000               $1,177
    Executive Officer of the Company,
    Chairman, Chief Executive Officer
    and Treasurer of Home State,
    Quaker City and Merchant Bakers
Eric A. Reehl.......................          1996            $165,060            $80,000                --               $5,591
    Executive Vice President and              1995            $150,068(4)              --                --               $4,821
    Chief Financial Officer of the            1994            $120,000(4)         $80,000            20,000               $3,688
    Company and each insurance
    subsidiary; Executive Vice
    President and Treasurer of TIN
    and TIAN; Chief Operating
    Officer of financial services
    subsidiaries
James M. Tennyson, Jr.(5)...........          1996            $150,141            $20,000            10,000               $5,630
    Senior Vice President -                   1995            $140,109                 --                --               $1,750
    Management Information Systems of         1994            $108,151            $10,000             5,000                 $250
    the Company
Benn Prybutok.......................          1996            $120,056            $25,000            10,000               $5,066
    Vice President - Government               1995            $110,000            $25,000                --               $4,632
    Affairs of the Company, Pinnacle          1994             $97,334            $25,000                --               $4,096
    and Westbrook; President and
    Chief Operating Officer of Quaker
    City
Robert Abidor.......................          1996            $353,333           $100,000                --              $12,437
    Former Vice Chairman of the Board         1995            $312,000(6)              --                --               $7,803
    of Directors, President and Chief         1994            $260,000(6)        $100,000                --               $3,561
    Executive Officer of the Company;
    Former Chairman, Chief Executive
    Officer and Treasurer of Home
    State, Quaker City and Merchant
    Bakers
Kenneth E. Edwards..................          1996            $140,055            $50,000                --               $4,656
    Senior Vice President - Finance           1995            $130,054                 --                --               $5,359
    of the Company; Controller                1994            $108,846            $80,000            10,000               $3,580
    of Home State, Pinnacle
    and Quaker City


------------------

(1) During the years shown in the table, there were no other annual compensation reportable or long-term incentive plan payouts to the persons shown in the table.

(2) Other compensation in 1994, 1995 and 1996 consists of 401(k) plan contributions and insurance premiums paid by the Company.

(3)  Mr. Vaughn joined the Company in July 1994.

(4) Does not include $24,000 and $15,250 distributed to Mr. Reehl as a partner of PPIM L.P. ("PPIM") in 1994 and 1995, respectively. PPIM provided various investment banking and other advisory services to Home State and Quaker City during 1994 and 1995 and earned fees for such services.

(5)  Mr. Tennyson joined the Company in April 1994.

(6) Does not include $174,292 and $103,360 distributed to Mr. Abidor as a partner of PPIM in 1994 and 1995, respectively.

Employment Agreements

       In January 1997, the Company entered into a three-year amended and restated employment agreement with Mr. Vaughn and a three-year employment agreement with Mr. Reehl. The terms of such agreements are extended automatically after each year for successive additional one-year periods unless either party notifies the other in writing that it does not wish the term to be extended. Mr. Vaughn's base annual salary is $225,000 and Mr. Reehl's base annual salary is $200,000, subject in each case to annual increases at the discretion of the Compensation Committee of the Board of Directors. In addition to base annual salary, the Compensation Committee may grant bonuses to such executives. Each executive is generally entitled to severance pay equal to
(i) three-quarters of three years' base salary upon termination due to disability; (ii) base salary for up to one year upon voluntary termination by the executive after the initial three-year period under the agreement;
(iii) base salary for the remaining term of the employment agreement upon termination constituting or resulting from a breach by the Company under the employment agreement (provided that in the event of a wrongful termination during a period when a transaction which would be a change of control (as defined in the agreement) is under consideration, the executive shall be paid an amount equal to three times his then current base salary); (iv) a lump sum severance payment equal to the greater of the initial or then current base salary for the remaining term of the agreement in the event there is a change of control and the executive terminates the agreement for good reason (as defined in the agreement); and (v) a lump sum severance payment equal to 24 months' salary at the greater of the initial or the then current base salary in the event there is a change of control and the executive terminates the agreement without good reason. Each executive has agreed not to compete with the Company in its lines of business and market area for a period of two years in the case of termination due to disability and for a period of one year in the case of voluntary termination as described in clause (ii) above. In addition, each executive has agreed not to solicit customers or agents of the Company for provision of competitive services or to interfere with the Company's relationships with customers, agents, suppliers, investors, shareholders or employees for a period of 18 months in the event there is a change of control and he terminates the agreement without good reason (which period is subject to reduction to the extent that such executive elects to receive a severance payment equal to less than 18 months of base salary). Each employment agreement also provides that the executive will be indemnified by the Company to the full extent permitted under Delaware law.

       Mr. Tennyson entered into a February 28, 1997 retention letter with the Company providing for a bonus of $38,750 if Mr. Tennyson remains employed through the closing of a financing transaction (as defined in such letter) or a change in control transaction (as defined in such letter) in 1997 and severance pay of $77,500 if his employment is terminated without cause (or if he terminates his employment for good reason, as defined in such letter) in connection with or prior to the first anniversary of a change of control transaction.

Director Compensation

      The Company has provided for the payment of Directors' fees to members of the Board who are not salaried employees of the Company or any of its subsidiaries or affiliates and who are not members of firms or corporate entities which receive fees from the Company or any of its subsidiaries or affiliates ("non-affiliated Directors"). These payments were established in recognition of the significant time commitment and work that is attendant to being a Director and reflect the view that each Director ought to be remunerated directly or indirectly for his efforts. Payment to non-affiliated Directors has been established at the rate of $2,000 per each full calendar quarter served plus $4,000 per each full fiscal year during which such Director serves on a Committee of the Board.

      In addition, Directors are reimbursed for their out-of-pocket expenses and are eligible to receive stock options under the Plan. In August 1996, when he was elected Chairman of the Executive Committee, Mr. Baylis was granted options under the Plan to purchase 25,000 shares at an exercise price of $7.25 per share. In August 1996, each of Mr. Monier and Herrick Partners, L.P. granted Mr. Baylis options to purchase 12,500 shares at an exercise price of $7.50 per share.

Compensation Committee Interlocks and Insider Participation

Messrs. Monier and Herrick, members of the Compensation Committee, are principals of Woodhaven Investors Inc. ("Woodhaven"), which provides certain investment management and consulting services to the Company, its subsidiaries and Home Mutual, for which Woodhaven received fees of $442,816 in 1996. See "Item 13 - Certain Relationships and Related Transactions." In addition, Mr. Monier received a salary of $80,000 for his services as an officer of the Company.

Stock Options

       The following table contains information concerning the grant of stock options made during fiscal year 1996 under the Company's 1993 Stock Incentive Plan (the "Plan") to the Named Executives:



                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     Individual Grants
                                 --------------------------------------------------------
                                                                                                 Potential Realizable
                                                 % of Total                                        Value at Assumed
                                  Number of       Options                                        Annual Rate of Stock
                                 Securities       Granted                                         Price Appreciation for
                                 Underlying         to          Exercise                             Option Term
                                  Options        Employees        Price        Expiration    -------------------------
Name                              Granted         in 1996        ($/Sh)          Date            5%            10%
----                             -----------     ---------       -------        --------     ----------     ----------
Mark S. Vaughn.............             0           0.0%         $   --               --     $        0     $        0
Eric A. Reehl..............             0           0.0%             --               --              0              0
James M. Tennyson, Jr......         5,000          7.75%             --         12/08/04         18,500         44,300
                                    5,000          7.75%                        12/09/06         24,350         61,750
Benn Prybutok..............         5,000          7.75%                        08/19/03         15,000         34,700
                                    5,000          7.75%                        12/08/04         18,500         44,300
Robert Abidor..............             0           0.0%             --               --              0              0
Kenneth E. Edwards.........             0           0.0%             --               --              0              0

       The following table shows the number and value of exercisable and unexercisable stock options granted under the Plan to the Named Executives. To date, no options under the Plan have been exercised.

                    AGGREGATED FISCAL YEAR END OPTION VALUES


                                                                                          Value of Unexercised
                                          Number of Securities Underlying                    In-the-Money
                                      Unexercised Options at Fiscal Year End (#)    Options at Fiscal Year End ($)(1)
 Name                                    Exercisable         Unexercisable           Exercisable        Unexercisable
 ----                                    -----------         -------------          -------------       -------------
 Mark S. Vaughn..................             8,000               12,000               $    0           $      0
 Eric A. Reehl...................            17,000               18,000                    0                  0
 James M. Tennyson, Jr...........             2,000                8,000                    0                  0
 Benn Prybutok...................             5,000                5,000                    0                  0
 Kenneth E. Edwards..............             7,000                8,000                    0                  0
 Robert Abidor...................            30,860                   --                    0                  0

-------------------------
(1) Market value of underlying securities at year end, minus the exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of April 25, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock and Series A Preferred Stock by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock or more than 5% of the outstanding shares of Series A Preferred Stock, based upon Schedules 13G and 13D filed by such beneficial owners with the Securities and Exchange Commission and information furnished to the Company.

                                                                         Number of
                                                                           Shares
                                                                        Beneficially          Percent of
Name and Address of Beneficial Owner            Class                      Owned                Class
------------------------------------            ------------------      ------------          ----------

Michael H. Monier                               Common                  556,950 (1)               9.8%
c/o Home State Holdings, Inc.
3 South Revmont Drive
Shrewsbury, New Jersey 07702

Edward D. Herrick                               Common                  566,725 (2)              10.0
134 North Oak Street
Telluride, Colorado 81435

Swiss Reinsurance America Corporation           Common                  700,000 (3)              11.1
237 Park Avenue                                 Series A Preferred        5,000                  50.0
New York, New York 10017

Reliance Insurance Company                      Common                  700,000 (3)              11.1
55 East 52nd Street                             Series A Preferred        5,000                  50.0
New York, New York 10055

Marvin Schwartz                                 Common                  379,000                   6.7
c/o Neuberger & Berman LLC
605 Third Avenue
New York, New York 10158

Dimensional Fund Advisors, Inc.                 Common                  330,200 (4)               5.8
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

----------------------

 (1) Includes 3,750 shares subject to currently exercisable warrants held by Mr. Monier and 5,000 shares owned by Woodhaven Capital Corp. ("Woodhaven Capital"), of which Messrs. Herrick and Monier are stockholders. Does not include 24,157 shares owned by M&M Partners, L.P. ("M&M"). Mr. Monier's daughters are limited partners and Christine Tunney is the general partner of M&M. Mr. Monier disclaims beneficial ownership of the 24,157 shares owned by M&M.

 (2) Consists of 546,725 shares owned by Herrick Partners, L.P., of which Mr. Herrick is the general partner, 15,000 shares owned by the Herrick Family Foundation, of which Mr. Herrick and his wife are co-trustees, and 5,000 shares owned by Woodhaven Capital.

 (3)   Consists of shares subject to currently exercisable warrants.

 (4) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 330,200 shares of Common Stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans with respect to all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

         The following table sets forth, as of April 25, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock by: (i) each Director of the Company; (ii) each executive officer named in the summary compensation table herein; and (iii) all executive officers and Directors as a group.


                                                    Number of
                                                     Shares
                                                  Beneficially                Percent of
Name of Beneficial Owner                             Owned                      Class
------------------------                          ------------                ----------

Mark S. Vaughn                                        25,668 (1)                   0.5%

Michael H. Monier                                    556,950 (2)                   9.8

Edward D. Herrick                                    566,725 (3)                  10.0

Robert M. Baylis                                      74,000 (4)                   1.3

Perez C. Ehrich                                        1,000                       0.0

Eric A. Reehl                                         26,168 (5)                   0.6

Henry Sopher                                               0                       0.0

Harold C. Stowe                                       15,398 (6)                   0.3

William L. Wallace, Sr. (7)                          101,711 (8)                   1.8

Benn Prybutok                                          5,500 (9)                   0.1

James M. Tennyson, Jr.                                 2,000(10)                   0.0

Robert Abidor (11)                                         0                       0.0

Kenneth E. Edwards                                     7,000(10)                   0.1

All executive officers and Directors
as a group (24 persons)                            1,371,020(12)                  23.6

--------------------

(1) Includes 25,168 shares subject to currently exercisable stock options held by Mr. Vaughn.

(2) Includes 3,750 shares subject to currently exercisable warrants held by Mr. Monier and 5,000 shares owned by Woodhaven Capital. Does not include 24,157 shares owned by M&M, as to which Mr. Monier disclaims beneficial ownership.

(3) Consists of 546,725 shares owned by Herrick Partners, L.P., 15,000 shares owned by Herrick Family Foundation and 5,000 shares owned by Woodhaven Capital.

(4) Includes 55,000 shares subject to currently exercisable stock options held by Mr. Baylis.

(5) Includes 25,168 shares subject to currently exercisable stock options held by Mr. Reehl.

(6) Includes 3,000 shares subject to currently exercisable stock options held by Mr. Stowe and 1,000 shares held by Mr. Stowe as custodian for one of his children. Does not include 2,000 shares beneficially owned by Mr. Stowe's other children. Mr. Stowe disclaims beneficial ownership of such 2,000 shares.

(7) Mr. Wallace's profit-sharing plan owns 5,000 shares of common stock of Quaker City Holdings, which represents less than 1% of all Quaker City Holdings shares outstanding as of April 25, 1997.

(8) Includes 6,750 shares subject to currently exercisable warrants held by Mr. Wallace.

(9) Includes 5,000 shares subject to currently exercisable stock options held by Mr. Prybutok.

(10)  Consists of shares subject to currently exercisable stock options.

(11)  Mr. Abidor resigned as an officer and Director in 1996.

(12) Includes 114,736 shares subject to currently exercisable stock options, 10,500 shares subject to currently exercisable warrants and 5,000 shares owned by Woodhaven Capital.

Item 13. Certain Relationships and Related Transactions.

       Woodhaven, a corporation whose principals are Messrs. Monier and Herrick, principal stockholders and Directors of the Company, provides certain investment management and consulting services to the Company, its subsidiaries and Home Mutual consisting primarily of managing the investment and reinvestment of such companies' excess funds and consulting with respect to the analysis of their cash flows. Fees paid in 1996 were $442,816. Management believes that these arrangements are no less favorable than could be obtained from other parties for services of comparable quality. These arrangements are subject to triennial review by the applicable insurance regulatory agencies.

       The law firm of Dorsey & Whitney LLP, of which Mr. Ehrich is a partner, has rendered, and expects in the future to render, legal services to the Company.

       In October 1996, the Company, Swiss Re and Reliance Insurance Company ("Reliance") entered into agreements for the Company's insurance subsidiaries to continue to purchase reinsurance from Swiss Re and Reliance at commercially reasonable and actuarially sound rates and for Swiss Re and Reliance to provide certain consulting and management services to the Company. Each of Swiss Re and Reliance is paid a monthly retainer of $8,333 for such consulting and management services.

       In connection with the October 1996 purchase by Swiss Re of Series A Preferred Stock and warrants, Isis Consulting, Inc. ("Isis"), of which Mr. Sopher is Chairman and Treasurer and an affiliate of Swiss Re is a stockholder, acted as a finder for which services Isis received a fee of $100,000.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOME STATE HOLDINGS, INC.



Dated: April 30, 1997                       By: /s/ MARK S. VAUGHN
                                                -------------------------------
                                                Name:  Mark S. Vaughn
                                                Title: President